Form 10-Q
period 1996-03-31
DATA RESEARCH ASSOCIATES INC
filed 1996-07-30
CIK 887085

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June  30, 1996
                                   -------------------------------------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                            --------------------------------------------------

Commission File Number: 0-20244
                       -------------------------------------------------------

                              DATA RESEARCH ASSOCIATES, INC.
- ------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


MISSOURI                                              43-1063230
- ------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                          63132
- ------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(314)  432-1100
- ------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X   No
                                                                     --    --
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 15, 1996, there were 3,657,400 shares of the registrant's common stock outstanding.

                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -June 30, 1996
                                            and September 30, 1995

         Consolidated statements of income -Three months ended June 30, 1996 and 1995
                                           -Nine months ended June 30, 1996
                                            and 1995

         Consolidated statements of cash flows -Nine months ended June 30,
                                                1996 and 1995

         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
- --------------------------


SIGNATURES

Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                                        June 30,   September 30,
                                                           1996          1995
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 3,706       $ 9,036
  Short-term investments                                    4,620         3,023
  Accounts receivable less allowance for doubtful
    accounts of $198:
      Billed                                                9,318         9,262
      Unbilled                                              6,219         1,980
                                                           ------        ------
                                                           15,537        11,242
  Inventories                                                 379           136
  Prepaid expenses                                            873           592
  Deferred income taxes                                        35           161
  Other current assets                                        140           180
                                                           ------        ------
        TOTAL CURRENT ASSETS                               25,290        24,370
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           294
  Building and improvements                                 2,163         1,768
  Data processing equipment                                 4,165         3,401
  Furniture, fixtures, and other                            2,972         2,846
                                                           ------        ------
                                                            9,804         8,309
  Less accumulated depreciation                             4,251         3,591
                                                           ------        ------
                                                            5,553         4,718
NOTE RECEIVABLE                                               173           260
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $975 at June 30, 1996
  and $863 at September 30, 1995)                             471           337
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,516 at June 30, 1996
  and $1,692 at September 30, 1995)                         2,696         3,202
                                                           ------        ------
                                                          $34,183       $32,887
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 2,138       $ 2,123
  Employee compensation                                       505           622
  Deferred revenue                                          2,913         3,407
  Customer deposits                                         2,220         2,195
  Other accrued liabilities                                   490           436
  Income taxes payable                                          -         1,026
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           8,266         9,809
DEFERRED INCOME TAXES                                         321           265
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000,000 shares authorized, no shares issued
  Common stock, par value $.01 per share--10,000,000
    shares authorized, 3,922,500 shares issued at
    June 30, 1996, 3,912,500 shares issued at
    September 30, 1995                                         39            39
  Additional paid-in capital                                5,580         5,510
  Foreign currency translation adjustment                      58            83
  Retained earnings                                        20,194        17,456
                                                           ------        ------
                                                           25,871        23,088
  Less cost of 265,100 shares of treasury stock               275           275
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         25,596        22,813
                                                           ------        ------
                                                          $34,183       $32,887
                                                           ======        ======
See notes to unaudited consolidated financial statements.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)

                                          Three months ended   Nine months ended
                                                June 30,           June 30,
                                          1996         1995    1996        1995

REVENUES
  Hardware                              $ 1,765     $ 3,994   $ 9,025   $ 8,480
  Software                                2,382       1,923     6,227     6,101
  Service and other                       4,764       4,354    12,559    11,637
                                         ------      ------    ------    ------
                                          8,911      10,271    27,811    26,218
EXPENSES
  Cost of revenues
    Hardware                              1,007       2,940     6,739     6,297
    Software                                202         148       780     1,036
    Service and other                     1,106         995     2,982     2,507
                                         ------      ------    ------    ------
                                          2,315       4,083    10,501     9,840

  Salaries and employee benefits	         2,736       2,525     7,781     7,506
  General and administrative expenses     1,777       1,847     4,756     4,835
  Depreciation and amortization             284         281       821       796
                                         ------      ------    ------    ------
                                          7,112       8,736    23,859    22,977

    INCOME FROM OPERATIONS                1,799       1,535     3,952     3,241

OTHER INCOME                                100          58       451       281
                                         ------      ------    ------    ------
     Income before income taxes           1,899       1,593     4,403     3,522

PROVISION FOR INCOME TAXES                  725         599     1,665     1,423
                                         ------      ------    ------    ------
    NET INCOME                          $ 1,174     $   994  $  2,738   $ 2,099
                                         ======      ======    ======    ======

Earnings per share                      $  0.32     $  0.27   $  0.75   $  0.57
                                         ======      ======    ======    ======

Weighted average number
  of common shares                    3,654,130   3,659,128 3,649,635 3,659,128
                                      =========   ========= ========= =========





















See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                    Nine months ended June 30,
                                                       1996            1995
OPERATING ACTIVITIES
  Net income                                       $   2,738        $  2,099
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                    1,592           1,467
      Provision for deferred income taxes                180              28
      Gain on disposal of property and equipment           -               5
      Changes in operating assets
        and liabilities:
          Accounts receivable                         (4,449)         (6,590)
          Inventories                                   (243)             32
          Prepaid expenses and
            other current assets	                       (254)             47
          Accounts payable and
            other current liabilities                 (1,380)          1,740
          Note receivable                                 88             104
                                                      -------         -------
            NET CASH USED BY  OPERATING ACTIVITIES    (1,728)         (1,068)
                                                      -------         -------

INVESTING ACTIVITIES
  Purchase of property and equipment                  (1,505)         (1,028)
  Purchase of short-term investments                  (8,525)              -
  Proceeds from disposal of equipment                      -              47
  Proceeds from sales of short-term investments        6,929               -
  Purchase of MultiLIS                                     -          (1,951)
  Purchased software                                    (249)              -
  Deferred software cost                                (298)              -
                                                      -------         -------
            NET CASH USED BY INVESTING ACTIVITIES     (3,648)         (2,932)
                                                      -------         -------

FINANCING ACTIVITIES
  Proceeds from stock issued                              70               -
  Principal payments on notes payable and
    long-term debt                                         -             (56)
                                                      -------         -------
            NET CASH PROVIDED (USED) BY
              FINANCING ACTIVITIES                        70             (56)
                                                      -------         -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                  (24)             41
                                                      -------         -------

            DECREASE IN CASH AND CASH EQUIVALENTS     (5,330)         (4,015)
                                                      -------         -------
Cash and cash equivalents at
  beginning of period                                  9,036          10,416
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD	                      $ 3,706         $ 6,401
                                                      =======         =======




See notes to the unaudited consolidated financial statements.

                       DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                       JUNE 30, 1996

1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1995, contained in the Company's annual report for the year ended September 30, 1995. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending
September 30, 1996.

2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at June 30, 1996.

3. Income Taxes

The provision for income taxes is computed using the liability method. The difference between the effective income tax rate and the U.S. federal income tax rate is a result of state taxes and subsidiaries' losses for which there is no current tax benefit.

                      DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support and product maintenance. Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly when the amounts become billable under the contract terms. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred. All costs qualifying for deferral under Financial Accounting Standards Board Statement No. 86 ("FASB 86") are reported on the balance sheet as deferred software costs and amortized over the estimated useful life of the product in accordance with FASB 86. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses than on sales of hardware or services. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

  The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially.


Results of Operations

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995

  Hardware revenues decreased $2.2 million, or 56%, to $1.8 million in the three months ended June 30, 1996, from $4.0 million in the three months ended June 30, 1995. The decrease is primarily due to the shipment of two large full-service contracts that generated $1.7 million in revenue in the three months ended June 30, 1995. The gross margin percentage on hardware was 43% in the three months ended June 30, 1996, and 26% in the three months ended June 30, 1995. The increase is due primarily to a larger percentage of hardware sales being derived from PC's in the three months ended June 30, 1995, than in the three months ended June 30, 1996. PC's have historically had a lower gross margin than other components of integrated hardware systems.

  Software license revenues increased $.5 million, or 24%, to $2.4 million in the three months ended June 30, 1996, from $1.9 million in the three months ended June 30, 1995. The increase is primarily due to the shipment of one large contract in the three months ended June 30, 1996. The gross margin percentages on software decreased to 92% in the three months ended
June 30, 1996, from 93% the three months ended June 30, 1995.

  Service and other revenues increased $.4 million, or 9%, to $4.8 million in the three months ended June 30, 1996, from $4.4 million in the three months ended June 30, 1995. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases.
The gross margin percentage on service and other revenues was 77% for both the three months ended March 31, 1996, and the three months ended March 31, 1995.

  Salaries and employee benefits increased $.2 million, or 8%, to $2.7 million in the three months ended June 30, 1996, from $2.5 million in the three months ended June 30, 1995. This increase is primarily attributable to annual salary increases.

  General and administrative expenses remained consistent at $1.8 million in the three months ended June 30, 1996, and the three months ended June 30, 1995.

  Income from operations increased $.3 million, or 17%, to $1.8 million in the three months ended June 30, 1996, from $1.5 million in the three months ended June 30, 1995.

  The Company's consolidated effective tax rate was 38% for the three month period ended March 31, 1996, and the three month period ended March 31, 1995.


Nine Months Ended June 30, 1996 compared to Nine Months Ended June 30, 1995

  Hardware revenues increased $.5 million, or 6%, to $9.0 million in the nine months ended June 30, 1996, from $8.5 million in the nine months ended June 30, 1995. The gross margin percentage on hardware was 25% in the nine months ended June 30, 1996, and 26% in the nine months ended June 30, 1995.

  Software license revenues increased $.1 million, or 2%, to $6.2 million in the nine months ended June 30, 1996, from $6.1 million in the nine months ended June 30, 1995. The gross margin percentage on software increased to 87% in the nine months ended June 30, 1996, from 84% in the nine months ended June 30, 1995. The increase is due primarily to a greater percentage of the software sales being derived from internally developed software in the nine months ended June 30, 1996, than in the nine months ended June 30, 1995.
The Company's internally developed software has historically had, and continues to have, a higher gross margin than software purchased for resale.

  Service and other revenues increased $1.0 million, or 8%, to $12.6 million in the nine months ended June 30, 1996, from $11.6 million in the nine months ended June 30, 1995. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases.
The gross margin percentage on service and other revenues was 76% in the nine months ended June 30, 1996, and 79% in the nine months ended June 30, 1995. The decrease was primarily due to the increase of DRA Net (formerly "Open DRANET") revenues in the nine months ended June 30, 1996, which have a lower margin than other service revenues.

  Salaries and employee benefits increased $.3 million, or 4%, to $7.8 million in the nine months ended June 30, 1996, from $7,5 million in the nine months ended June 30, 1995. This increase is primarily attributable to annual salary increases.

  General and administrative expenses remained consistent at $4.8 million in the nine months ended June 30, 1996, and the nine months ended June 30, 1995.

  Income from operations increased $.8 million, or 22%, to $4.0 million in the nine months ended June 30, 1996, from $3.2 million in the nine months ended June 30, 1995.

  The Company's consolidated effective tax rate was 38% for the nine month period ended June 30, 1996, and 40% for the nine month period ended
June 30, 1995. The rates reflect the change in the level of the Company's foreign subsidiaries' losses, for which the Company can not currently recognize any tax benefit.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At June 30, 1996, the Company's working capital was $17.0 million and its ratio of current assets to current liabilities was 3.0 to 1, as compared to working capital of $14.6 million and a ratio of current assets to current liabilities of 2.5 to 1 at September 30, 1995.

  Net cash used by operating activities was $1.7 million for the nine months ended June 30, 1996, compared to $1.1 million for the nine months ended June 30, 1995. The increase in net cash used by operations was primarily due to higher tax payments for the nine months ended June 30, 1996, compared to the nine months ended June 30, 1995. At June 30, 1996, unbilled accounts receivable included approximately $3.5 million related to a contract which the Company expects to be billed in the fourth quarter of 1996.

  Net cash used by investing activities was $3.6 million for the nine months ended June 30, 1996, compared to $2.9 million for the nine months ended June 30, 1995. The increase in net cash used by investing activities is primarily due to an increase of approximately $1.6 million in short-term investments and the acquisition of an office building in St. Louis for approximately
$.5 million in the nine months ended June 30, 1996, compared to the purchase of the MultiLIS library automation system and related assets in October 1994 for approximately $2.0 million in the nine months ended June 30, 1995.

  Net cash provided by financing activities for the nine months ended June 30, 1996, was $70,000, and net cash used by financing activities was $56,000 for the nine months ended June 30, 1995. In January 1996, management extended the Company's $6.0 million line of credit to January 1997. The line of credit was extended with a reduced rate of interest. All other terms remain the same. The line of credit now bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $3.7 million, short-term investments of $4.6 million, accounts receivable of $15.5 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $8.3 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. The Company has made no material commitments with respect to capital expenditures planned for fiscal 1996. Management believes that with total long-term liabilities of approximately $.3 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)  No exhibits are required to be filed for the three months ended
        June 30, 1996.

    (b) No reports on Form 8-K were required to be filed during the three months ended June 30, 1996.

                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.


July30, 1996                              /s/Michael J. Mellinger
- -----------------                           -----------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

July 30, 1996                               /s/Katharine W. Biggs
- -----------------                           ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)