Form 10-K
period 1996-09-30
DATA RESEARCH ASSOCIATES INC
filed 1996-12-18
CIK 887085

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

    For the fiscal year ended   SEPTEMBER 30, 1996

Commission File Number: 0-20244

                             DATA RESEARCH ASSOCIATES, INC.
                (Exact name of registrant as specified in its charter)
MISSOURI                                                     43-1063230
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                           63132
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (314) 432-1100

Securities registered pursuant to Section 12(b) of the Act:           None

            Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.01 Par Value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.            Yes X    No
--     --
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K   [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $38,451,070 as of November 30, 1996.

  At November 30, 1996 there were 5,521,420 shares of the registrant's common stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Report by reference:


  PART III: The definitive proxy statement of the registrant (to be filed pursuant to Regulation 14A) for the registrant's 1997 Annual Meeting of Shareholders, which involves the election of a director, is incorporated by reference into Items 10, 11, 12 and 13 of this Report.

                     Exhibit Index is on Page 41 of this Report.

                                      INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


PART I.

Item 1.      Business.

Item 2.      Properties.

Item 3.      Legal Proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.

Item 4A.     Executive Officers of  the Registrant.

PART II.

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters.

Item 6.      Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.      Financial Statements and Supplementary Data.

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.

PART III.

Item 10.     Directors and Executive Officers of the Registrant.

Item 11.     Executive Compensation.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Item 13.     Certain Relationships and Related Transactions.

PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


SIGNATURES

Exhibit Index

  Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain forward looking statements that involve uncertainties and risks, some of which are discussed below, including under the caption "Cautionary Statements - Additional Important Factors to be Considered."

PART I.

ITEM 1. BUSINESS.

GENERAL

  Data Research Associates, Inc., a Missouri corporation, and its subsidiaries (collectively, the "Company" or "DRA") is a leading systems integrator for libraries and other information providers, offering its own proprietary information services software; third party software and hardware; Internet, World Wide Web and other networking services; and other related support services. The Company provides a selection of automation systems: the Data Research System, the INLEX/3000 System, and the MultiLIS System. Each of these is a comprehensive, fully integrated package of modular software applications and is designed to allow customers to add applications without modifying their existing databases, hardware or software. The Company also provides a wide variety of services designed to support the automation of the library. The Company's software packages are adaptable for use in academic, public, school and special libraries ranging from single libraries to large, multi-branch systems and consortia. The Company's library customer base at November 30, 1996, is more than 650 systems serving over 2,100 individual libraries in the United States, Canada, Europe, South America, and the Pacific Rim.
The Company provides internet services to corporations and institutions outside of its traditional library market.

  Recognizing a trend toward increased sharing of information resources among libraries, the Company has designed and implemented electronic networking services that allow libraries to share information resources and reduce their costs of acquiring and maintaining such resources. DRA has also established itself as a leader in the development of transparent networking. Products and services associated with DRA Net, the Company's dedicated, high-speed telecommunications network, facilitate what management believes is an evolution toward the "library without walls"-- a library whose information resources are not limited by its physical boundaries.

THE LIBRARY AUTOMATION MARKETPLACE AND CUSTOMERS

  Libraries began to use computers in the late 1960s and early 1970s primarily as a tool to automate manual circulation processes. Automation gradually spread throughout the library to include other tasks, such as cataloging, acquisitions and the replacement of card catalogs with the automated public access catalogs. DRA was founded in 1975 and entered the library automation marketplace with the design philosophy of integrating these diverse functions to use a single biblio-graphic database based on a national standard for machine readable cataloging ("MARC"). With other automation systems of that time, there was often a substantial duplication of effort required to maintain different databases for each of the discrete functions performed in the library. In addition, the lack of standardization in the format of its bibliographic database often forced a library to re-enter its entire catalog if it changed automation systems.

  The library automation field has undergone dramatic changes since the Company commenced operations. The emphasis in the marketplace has moved from exclusive, proprietary applications designed to meet narrowly defined functions to fully integrated, modular systems that automate all library functions and provide access to information resources beyond the physical confines of the library. Far from simple database management systems, library automation systems are extremely complex. Because of the complexity of these systems, the Company's sales efforts in each segment of the marketplace have tended to focus on the largest libraries and migrate downward.

U.S. AND CANADIAN MARKETS. The library marketplace in the United States and Canada is segmented by general industry practice into four broad types: academic, public, school and special libraries. Combinations of segments exist in library networks and consortia, which consist of two or more independent libraries, not necessarily of the same size or even the same type, that purchase a single automation system to achieve economies of scale and/or resource-sharing.

Academic, or higher education, libraries include community or junior college, four-year college and university, and research libraries. School libraries include those located in schools with students in kindergarten through high school. Special libraries include corporate libraries and other private, non-academic research institutions.

  In addition to providing the Data Research System, the INLEX/3000 System and the MultiLIS System to academic, public, school and special libraries, the Company also provides an automated system for an extremely specialized type of library, the library for the blind and physically handicapped, which is not easily categorized in any of the four standard industry segments. DRA's LBPH product is used by libraries that account for more than half of the total circulation by this type of library in the United States.

  INTERNATIONAL MARKETS. DRA has an executive position dedicated to managing its international business and has offices in Australia, Canada, France and Singapore. These offices serve 41 customers in Australia and the Pacific Rim, 135 customers in Canada, 30 customers in France, one customer in Chile and three customers in the Caribbean. See Note H to the Consolidated Financial Statements for geographic segment data.

CURRENT CUSTOMERS. The Company's systems are installed at over 650 sites, which serve over 2100 academic, public, school and special libraries in the United States, Canada, Puerto Rico, Australia, New Zealand, Hong Kong, Indonesia, Singapore, France, Belgium, Chile and Malaysia. During fiscal 1996, DRA added 35 sites to its customer base. DRA is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business.

PRODUCTS

  The Company's automation systems are comprehensive, fully integrated packages of modular software applications designed for libraries of all sizes, ranging from single libraries to large, multi-branch library systems and consortia.
The packages run on a variety of hardware platforms and operating systems and are marketed according to the specific needs of the customers. The packages are also designed to allow libraries to share the hardware and data while allowing an individual library to implement its own policies. Through the use of DRA Net, the Company provides libraries direct access to remote library catalogs and third-party databases, such as commercially prepared magazine indexes.

  The Company's turnkey, or full-service, systems are priced on the basis of several separate components: central site hardware (including operating systems software), applications software, peripheral equipment, conversion, documentation and training, and other services. The price of initial turnkey system installations has ranged from less than $10,000 to more than $5 million. Software product license fees are based on the type of modules licensed, the number of users permitted and the size of hardware on which the software is operating. The price of software-only contracts has ranged from less than $10,000 to approximately $800,000. The Company also charges a monthly software maintenance fee typically equal to 1% of the software license fee for its products. Virtually all of DRA's customers purchase software maintenance services.

SOFTWARE PRODUCTS

  CATALOGING AND AUTHORITY CONTROL. The entry and management of the database for information about library materials (books, films, cassettes, etc.) is handled by the bibliographic database management software. The information about each book or other material is stored in full MARC format, which is a national and international standard. The bibliographic database management software allows librarians to create, edit, read and write bibliographic information in machine-readable form. The DRA software allows libraries to connect to national databases that share cataloging information, which reduces the cost of cataloging for any participating library. The biblio-graphic database management software also facilitates authority control.
                                      Page 4

This feature directs the individuals searching the database to the correct term to be used when locating materials.

  CIRCULATION. The Circulation module handles all of the library's circulation activities, including registering borrowers, checking books in and out, renewing books and placing requests for specific titles. An innovative feature of the Company's circulation software is the extensive, flexible, locally defined policy file that allows the library automatically to implement its own policies for library loan periods, fines, library card use and requests for library materials. In a multi-library system or consortium, each library can establish its own set of policies and still share the same computer.
The Circulation module is integrated and thus can accommodate the differences of each library within the framework of a standardized program using industry-standard formats.

  PUBLIC ACCESS. DRA offers a wide range of products to facilitate the searching of the local library catalog and remote databases. Industry practice generally labels any product that takes the place of manual card catalogs as an On-line Public Access Catalog. For searching a library's local catalog, the Company offers various user interface options designed to accommodate differing levels of user sophistication. Among the Company's public access products is the Information Gateway module, which offers access to materials and information available outside the physical confines of the library. These features include full-text delivery for journals; access to numerous databases via either DRA Net or direct loading on the local computer; creation of and access to a database that contains detailed listings of local events, social services and other programs; creation of and access to an index of newspapers and serials that are not indexed in commercially prepared citation indexes; and creation of and access to databases of photographs, illustrations and diagrams using "imaging" technology for display on the computer screen. In fiscal 1994, the Company introduced a public access and research workstation product called DRA Find, the first product in an evolutionary path toward a distributed processing extension of the Company's client/server architecture. DRA Find is a Microsoft Windows-based PC software product that allows simultaneous searching of multiple databases, as well as retrieval of data in textual or multimedia formats. In fiscal 1996, the Company introduced DRA Web, a retrieval device based on the World Wide Web, and DRA Kids, a children's workstation product.

  ACQUISITIONS. The Acquisitions module is designed to handle the purchase of library materials. It aids librarians in creating lists of books they wish to order, creating the actual orders that are sent to book publishers or book suppliers and maintaining a full audit trail of the funds used by the library to purchase the materials. Statistics of interest to the library regarding publisher or supplier performance are maintained and can be reported using the software's report system.

  SERIALS. The Serials module is a comprehensive module for management of magazine and journal collections. The module contains a check-in function, records the receipt of all magazine issues and maintains a list of items that have an exception status. It also records receipt of special issues. Statistics of interest to the library regarding performance are maintained and can be reported using the software's report system.

  REPORTS. Libraries, because of their funding structures, are required to produce numerous reports about their collections, usage and borrowers. The DRA software offers extensive standard reporting capabilities and, as an option, report writer modules for specialized reporting needs. The report writer modules are based on third-party software products that are modified by the Company to meet unique requirements of the library environment.

  JOURNAL CITATION. The Journal Citation module allows users of the Public Access module to search for magazine articles and then determine if the library subscribes to the magazine or journal in which the articles are published. If so, the module then alerts the patron as to where the magazine or journal is located within the library. It is also possible for the user to place a photocopy request on-line.

  MEDIA BOOKING. Libraries frequently use a separate management system for handling 16 millimeter films, audio-visual equipment and video-cassettes. Libraries also require the ability to place holds on material for a specific number of days, allow for inspection time before they are again ready for circulation and allow for shipment of materials between library facilities, when necessary. The Media Booking module performs these functions and also monitors the collection of fees for materials that pass through the booking process. Media Booking is a sub-module of Circulation but must be purchased separately. In addition, the Company offers an alternative for media booking by use of a third-party software package interfaced with the DRA software.

  LIBRARY FOR THE BLIND AND PHYSICALY HANDICAPPED--LBPH. The LBPH system, which can stand alone from the DRA software, provides automated materials selection and circulation according to preferences provided by home-bound blind and physically handicapped patrons.

NETWORKING

  Libraries have begun to recognize that printed works are only a small subset of the information resources demanded by their patrons. More and more information is becoming available in electronic formats. At the same time, traditional sources of library funding have diminished and the cost of printed works have increased. The Company has therefore focused much of its development efforts on networking products because it believes that such products allow libraries to provide access to information without having to bear the full expense of buying, maintaining and storing such information.

  Management believes that the Company has established a leadership position in the design and implementation of electronic networks as a means for libraries to share resources. DRA originally introduced its telecommunications network, DRA Net, in 1980 to provide large libraries an alternative resource for MARC-formatted catalog records. In the past few years, additional features have been added to DRA Net to provide network participants with access to a wide variety of information resources and support services, including third-party magazine indexes, databases containing the full text of magazine and journal articles, access to catalogs and other resources of other network members, and the ability to lend materials to and borrow materials from other members of the network.

  DRA Net is one of thousands of networks that are commonly and collectively referred to as (the Internet.) Today all library subscriptions include, at no additional charge, the option of using DRA Net to establish the library's presence on the Internet. The Company has completed plans to connect its network with DS-3 (extremely high-speed and high-bandwidth) links to multiple Internet access points. In addition, DRA is a member of the MIT World Wide Web Consortium (W3C), which was formed to develop standards for the evolution of the World Wide Web, and the Commercial Internet eXchange, a major industrial trade association. The World Wide Web has become the primary means of accessing the Internet. The Company has begun to market Internet access to corporations and institutions outside of its traditional library marketplace.

  As of November 30, 1996, over 200 library customers, including some of the Company's largest multi-branch systems and consortia, were using DRA Net.
With the availability of additional services, decreases in networking hardware costs and advances in networking technologies, management believes that the utilization of DRA Net should increase among the network members and that DRA Net should become more attractive to the Company's customers that are not network members.

  Although many DRA customers have access to other electronic networks, management believes that DRA Net's competitive strengths relative to such networks include better performance, reliability, availability and access to more frequently updated databases, and transparency.

  TRANSPARENT NETWORKING. Management believes that the transparency of its networking technology is a key product characteristic that differentiates the Company from its competitors in the library automation industry. Transparency in a network means that a library user can search the library's local catalog and then search a magazine index or other remote database that is not physically located in the library with identical search procedures resulting in displays of information that are also identical in style. Without transparency, a library user searching different resources would have to be familiar with the searching techniques unique to each resource.

Transparency is achieved through use of the Company's proprietary Information Gateway software or its DRA Find, DRA Web, and DRA Kids products. These products enable a library user to access and search multiple databases that are either part of the library's own system or accessible over DRA Net.

  OPEN SYSTEMS. There has been considerable emphasis in the computer industry in general and in the library automation industry specifically on the trend toward "open systems" computing. Management pursues a philosophy that bases the development of open systems on the interoperability of differing software systems. Interoperability allows software systems using diverse hardware platforms and operating systems to interact directly with each other and thus is very closely related to transparency. Management believes that national and international standards, particularly the Z39.50 standard, are the only basis for achieving open systems in library automation.

  STANDARDS. DRA is a recognized industry leader in the development, implementation and promotion of national and international standards as a means for achieving network-accessible information. The Company was an early proponent of standardization of library databases using the MARC standard and was one of the first vendors to market a system that focused on a single MARC database. A standardized database is critical to the ability of different libraries' automation systems to connect to each other and exchange information.

  More recently, the Company has taken an active role in the development, implementation and promotion of the NISO Z39.50 standard. Z39.50 provides for transparent exchange of data between systems that use entirely different hardware, software and operating systems. The Company incorporates this standard throughout its software product line and continues its leadership role in bringing this standard to market.

  As part of its standards activities, the Company devotes staff and financial support to national and international standards organizations. DRA President and Chief Executive Officer Michael J. Mellinger is the immediate past Chairman of the Board of Directors of the National Information Standards Organization ("NISO"), the official U.S. standards organization for libraries and other information services.

CUSTOMER SERVICES

  Complementing the Company's software products is a broad selection of customer services. DRA is committed to providing full service to its customers by offering the following:

  INSTALLATION AND CONVERSION. An initial installation usually consists of a core configuration of the cataloging and circulation modules, plus any option modules desired by the customer at the time of purchase. The Company's installation personnel include experienced librarians and computer specialists who assist the library in general preparation for and installation of the hardware and software (for turnkey sales) or the software only (for software -only licenses). DRA has converted a number of different types of library automation systems developed by its national competitors, as well as local software developers. The Company's installation personnel minimize the amount of downtime or disruption of daily activities during a system conversion by providing advanced training, off-site data conversion and an efficient backup circulation system.

  DOCUMENTATION AND TRAINING. All of the Company's software modules are complemented with full documentation and on-site training. The Company also distributes to its customers updated, current documentation with each new release of software. The Company has a comprehensive training program designed and taught by librarians experienced in automation. Each library's training program is tailored according to the software and hardware purchased. All courses are taught in a structured environment using training guides, sample exercises and hands-on experience.

  MAINTENANCE. The Company offers its own maintenance services for its software modules. Software maintenance includes ongoing software enhancements, as well as 24-hour, year-round access to the Company's support staff. DRA also sells maintenance services on certain hardware pursuant to its agreements with hardware vendors.

  AUTHORITY CONTROL PROCESSING SERVICES. Many libraries want their biblio-graphic database "authorized" as part of their installation. Authorization involves the verification of subject headings and names contained in a library's bibliographic files against the Library of Congress files. The Company has its own proprietary authority processing services and pioneered the provision of networked authority control processing services and ongoing authority verification via DRA Net, resulting in cost savings when compared to traditional authorization techniques.

  CUSTOM SOFTWARE. In addition to its software modules designed to automate fundamental library functions, DRA also provides to its customers certain application software that is customized to meet their special needs or supplement the Company's core modules.

MARKETING AND SALES

  The Company's application software is licensed either as part of a turnkey system or a software-only contract. Public institutions and small colleges have generally preferred the Company's full-service option. Software-only licenses are commonly provided to customers with existing relationships with hardware vendors.

  The Company markets its products and services by a variety of methods, including employing a direct sales force, publishing newsletters, participating in trade shows and library users' conferences, making presentations at professional meetings, advertising in trade magazines and assuming leadership positions in a number of professional organizations. Through its participation in cooperative marketing agreements with various hardware vendors, the Company receives sales assistance and promotional assistance from these companies.

  DRA sells and licenses products and services through a direct sales force. Account managers are assigned to specific geographic territories throughout the world. A sales support staff provides such support as preparation of quotations and software demonstrations.

  The sales process for a library automation system is typically lengthy, often lasting in excess of 18 months. Libraries procuring automation systems use such methods as Requests For Information ("RFIs"), Requests For Proposals ("RFPs"), recommendations of consultants, site visits to existing customers, evaluations at professional conferences and on-site demonstrations in their selection processes. Libraries replacing an existing automation system often undertake even more stringent evaluation procedures before purchase. In addition to its sales and marketing staffs, the Company employs more than ten people dedicated to responding to RFIs, RFPs and other forms of bids.

PRODUCT DEVELOPMENT

  DRA identifies customer and marketplace product needs by staying current with articles in the professional literature, by analyzing competitive literature and products and through customer satisfaction surveys and direct interaction with the users' groups of the Company's respective products.
The users' groups regularly poll their members regarding desired software improvements and present the results to the Company's management.

  DRA's product development staff is currently involved in a number of product enhancements and new product developments. In fiscal 1996, DRA released new versions of software products with electronic document interchange capabilities, multi-lingual capabilities, and bindery capabilities. The Company also released DRA Web, a web server product, and updates to DRA Find and DRA Kids in fiscal 1996. The Company is also involved in the development of software for use on stand-alone research workstations and other database access and database building products, which will take advantage of the Company's transparent networking products. The Company is involved in development of an inter-library loan product, and a new version of its web server product. The Company is currently in the process of porting its DRA Classic product to a Digital Equipment Corporation (Digital)UNIX operating system. The Company also routinely establishes joint development projects with leading libraries to support its product development efforts. Sixty-six full-time employees are directly involved in product development. Several members of senior management also devote time to product development activities.

RELATIONSHIP WITH HARDWARE VENDORS

  The Data Research System has traditionally operated exclusively on Digital computers and the Open VMS operating system. However, beginning in fiscal 1994, management has taken steps to move toward support of multiple platforms and operating systems. One of these steps is migration to next-generation client/server technologies using, in addition to Digital's Open VMS, the UNIX and Windows NT operating systems. Due to the purchase of the MultiLIS system, the Company can also now offer a complete, fully functional system based on the UNIX operating system. In conjunction with this multi-vendor strategy, the Company has developed marketing, sales and product development relationships with numerous hardware vendors.

  Although it is moving away from strong dependence on Digital, DRA maintains the close business relationship it has had with Digital since 1975. Under its annually renewable agreement with Digital, the Company purchases certain Digital hardware and systems software for purposes of resale or sub-license to the Company's customers on a non-exclusive basis. Digital provides DRA with specified volume discounts and certain warranties on the equipment and software and indemnity against copyright or patent infringement claims relating to the use of Digital products or documentation. The Company also maintains a wide range of volume discount and reseller arrangements with vendors of support and peripheral equipment and services.

ACQUISITIONS

  The purchase of the INLEX/3000 library automation system and other assets of Inlex, Inc., completed on October 4, 1993, added 104 new customers and included establishment of a 13-person branch office in Monterey, California, which provides support and other services to the INLEX/3000 users. The INLEX/3000 system expanded the Company's selection of hardware platforms to include Hewlett-Packard Corporation computers and extended the Company's market breadth to include smaller public, academic, school and special libraries.

  The purchase of the MultiLIS library automation system and other assets from Sobeco Ernst & Young, a Quebec corporation, Avec Technical Services, Inc., an Ontario corporation, multiLIS Corporation, a Delaware corporation, and Avec Technologies Group, Inc., an Ontario corporation, completed on October 14, 1994, added 202 new customers and included establishment of subsidiary offices in Montreal, Canada, and Paris, France. The MultiLIS system expanded the Company's selection of hardware platforms to all hardware platforms supported by the UNIX operating system and extended the Company's market breadth to include smaller public, academic, school and special libraries.

COMPETITION

  While its competition is highly fragmented, DRA recognizes eight direct library competitors, representing a mix of closely held private companies and divisions of Fortune 100 companies. Certain of the Company's competitors have greater financial, technical, marketing and sales resources than DRA. There can be no assurance that its present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

  Management believes that the principal competitive factors in the library automation industry include networking, integration, product functionality, system performance, vendor and product reputation, financial stability, customer service and support and timeliness of product enhancements and upgrades. DRA believes it competes effectively with respect to all of the above factors despite the possibility that it may be at a competitive disadvantage against certain competitors with greater financial and marketing resources. Management also believes the Company holds key competitive advantages in its networking capabilities through DRA Net, from the standpoint of both software functionality and customer recognition.

  The Company recognizes over 1000 competitors in supplying Internet access services to non-library customers. The competition is highly fragmented with a range from closely held private companies to Fortune 100 companies. Certain of the Company's competitors have greater financial, technical, marketing and sales resources than the Company. There can be no assurance that its present competitors or companies that choose to enter the market place in the future will not exert significant competitive pressures on DRA. Management believes that the Company's years of experience in networking have resulted in core competency that will allow DRA to compete effectively in this area.

BACKLOG

  The Company's normal backlog consists of signed contracts or purchase orders for products and services on which the Company expects to realize revenue upon shipment of products and performance of services. Backlog fluctuates significantly due to installation scheduling, new product development, customer delays in facilities preparation and other factors both within and outside the Company's control. Because of these factors, and because DRA typically ships its products within a short period after orders are received, management believes that backlog does not provide a meaningful indication of future performance.

PROPRIETARY RIGHTS AND LICENSES

  DRA regards its products as proprietary trade secrets and confidential information. The Company relies upon its license agreements with customers, its own security systems, confidentiality procedures and employee confidentiality agreements to maintain the trade secrecy of its products. The Company's proprietary software rights are also protected under copyright law. There can be no assurance that these means of protection will be effective against unauthorized reproduction.

  DRA believes that, due to the rapid pace of innovation within the computer industry, factors such as (i) technological and creative skill of personnel,
(ii)  knowledge and experience of management, (iii) name recognition,
(iv) maintenance and support of software products and (v) the ability to develop, enhance, market and acquire software products and services are more important for establishing and maintaining a leading position within the industry than are patent, copyright and other legal protections for its technology. Management believes that the Company has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future.


EMPLOYEES

  As of November 30, 1996, DRA had 206 employees, including 33 in marketing and sales, 58 in computer operations services and training and 66 in product development. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good.


ITEM 2. PROPERTIES

  The Company's headquarters and principal administrative, product development and sales and marketing operations are located in St. Louis, Missouri, where the Company owns approximately 35,360 square feet of office and warehouse space. DRA also leases 5,800 square feet in Monterey, California, under a lease that expires July 31, 1997; 1,056 square feet of office space in Melbourne, Australia, under a month to month lease; 522 square feet of office space in Singapore under a lease that expires on April 16, 1997; 10,079 square feet of office space in Montreal, Canada, under a lease that expires January 31, 2001; and approximately 2,000 square feet of office space in Paris, France, under a lease that expires March 31, 2005.

  Management believes that the Company's facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

  The Company is not a party to any material litigation nor, to its knowledge, is any of its property subject to any such litigation. The Company is not aware of any material litigation threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.*

  The executive officers of the Company are:

      Name                        Age           Position
      ----                        ---           --------

Michael J. Mellinger               47           Chairman, President and Chief
                                                Executive Officer

Katharine W. Biggs                 53           Vice President, Chief Financial
                                                Officer and Treasurer

Carl R. Grant	                      42           Vice President

Thomas M. Rafferty                 51           Vice President

Joseph M. Bonwich                  37           Vice President



  Set forth below are descriptions of the backgrounds of the executive officers of DRA.

  Mr. Mellinger has served as President, Chief Executive Officer and director of DRA since 1975 and served as Treasurer of the Company from April 1992 to February 1995. Mr. Mellinger was elected Chairman of the Board in April 1992.

  Ms. Biggs was elected Chief Financial Officer and Treasurer of the Company in February 1995. She has served as Vice President of the Company since May 1991 and served as Controller of the Company from April 1989 to February 1995.

  Mr. Grant has served as Vice President of the Company since April 1989. His areas of responsibility have included International Business since July 1993 and Marketing/Sales from April 1989 to July 1993. Mr. Grant holds a master's degree in library science.

  Mr. Rafferty was appointed Vice President of the Company in February 1995 with the responsibility for the Company's product development. He joined DRA in 1994 as Manager of Product Development. From 1991 to 1993 he was Vice President of Mechanical Business Unit of Auto-trol Technology Corporation where he was responsible for bringing new products to market. From 1989 to 1991 he was Vice President, Research & Development, of Prime/Computervision where he was responsible for product definition and development for the Medusa/Calma Business Unit.

  Mr. Bonwich was appointed Vice President of the Company in February 1996 with the responsibility for the Company's marketing, corporate communications and investor relations. He joined DRA as president of the wholly owned subsidiary formed to handle the Company's advertising and public relations. From 1994 to 1996 he was Director of Corporate Communications for DRA. From 1992 to 1994 he was Director of Marketing.

  Each of the executive officers serves at the discretion of the Board of Directors, except Mr. Mellinger who is a party to an employment agreement with the Company, which agreement expires September 30, 1997, with an automatic five-year renewal, unless terminated by Mr. Mellinger or the Company upon the occurrence of certain events.
__________
*This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401 (b) of Regulation S-K adopted under the Securities Exchange Act of 1934.

                                      PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

  The Common Stock is quoted on the NASDAQ National Market System, under the trading symbol DRAI.

  The high and low sales prices, as adjusted three-for-two stock split, effected in the form of a stock dividend, paid August 19, 1996, to holders of record on August 5, 1996 for the Common Stock during each of the quarters of fiscal 1995 and fiscal 1996 were as follows:

Year Ended September 30, 1995:

                 Quarter                    High            Low

                 First                   $  7.33         $ 5.67
                 Second                     7.00           5.67
                 Third                      9.17           6.83
                 Fourth                     9.91           8.17

Year Ended September 30, 1996:

                 Quarter                    High            Low

                 First                    $13.83         $  9.33
                 Second                    15.33           11.83
                 Third                     16.17           13.17
                 Fourth                    14.67           12.67



HOLDERS

  As of November 30, 1996, there were 188 shareholders of record of the Common Stock. Management believes that there are between 1,200 to 1,500 beneficial shareholders.

DIVIDENDS

  On November 21, 1996, the Board of Directors declared the Company's first annual dividend of $.10 per share of common stock outstanding, payable January 10, 1997, to holders of record at the close of market on December 6, 1996. The Board of Directors anticipates paying an annual cash dividend, but may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's earnings, performance, financial condition and capital requirements, as well as other factors the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data appearing below have been derived from the Company's audited consolidated financial statements. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this filing.

Income Statement Data
(In thousands, except per share data)
                                                 Year Ended September 30,
                                     ------------------------------------------

                                      1996   1995(1)    1994     1993    1992
                                      ----   ------     ----     ----    ----
Revenues:
  Hardware                        $ 11,724  $10,905  $  8,005  $10,650 $ 7,935
  Software                           9,949    8,513     7,255    6,105   6,296
  Service and other                 16,909   15,449    10,056    6,960   5,928

Total revenues                      38,582   34,867    25,316   23,715  20,159
Expenses:
    Cost of revenues                13,657   12,651     9,017    9,918   7,418
    Salaries and employee benefits  10,379    9,356     6,128    4,927   4,570
    General and
      Administrative expenses        6,788    6,344     5,090    4,337   3,770
    Depreciation and amortization    1,147      993       766      507     492

Total operating expenses            31,971   29,344    21,001   19,689  16,250
Income from operations               6,611    5,523     4,315    4,026   3,909
Other income (expense), net            590      347       211       51    (117)
Income before income taxes           7,201    5,870     4,526    4,077   3,792
Provision for income taxes           2,747    2,236     1,585    1,623   1,552
Net income                          $4,454  $ 3,634  $  2,941 $  2,454 $ 2,240

Earnings per common and common
  equivalent share (2)            $    .81  $   .66  $    .54  $   .45  $  .50
Weighted average number of
  common and common
  equivalent shares (2)              5,482    5,494     5,487    5,495   4,464


Balance Sheet Data
(In thousands):
                                                   September 30,
                                    -------------------------------------------
                                      1996     1995     1994     1993     1992
                                      ----     ----     ----     ----     ----
Working capital                     $18,938  $14,562  $12,925  $11,554  $10,979
Total assets                         36,661   32,887   27,376   20,782   18,806
Long-term obligations                     -        -       32       58      258
Shareholders' equity                 27,446   22,813   19,107   16,155   13,701


(1) The year ended September 30, 1995 reflects the acquisition of the MultiLIS System in October 1994. See Note N of the Notes to Consolidated Financial Statements--Acquisitions.

(2) All share and per-share information,except for treasury shares, have been retroactively restated to reflect the stock split of the Common
Stock approved by the Board of Directors effective April 17, 1992, and the three-for-two stock split effected in the form of a stock dividend approved by the Board of Directors effective July 18, 1996. Additionally, common share equivalents represent amounts relating to issued and outstanding options to purchase Common Stock. See Note A of the Notes to Consolidated Financial Statements--Earnings Per Common and Common Equivalent Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support and product maintenance. Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly over the term of the maintenance contracts. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred. All costs qualifying for deferral under Financial Accounting Standards Board Statement No. 86 ("FASB 86") are reported on the balance sheet as deferred software costs and amortized over the estimated useful life of the product in accordance with FASB 86. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses than on sales of hardware or services. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

  Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain forward looking statements that involve uncertainties and risks, some of which are discussed below, including under the caption "Cautionary Statements - Additional Important Factors to be Considered."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1995

  Hardware revenues increased $.8 million, or 8%, to $11.7 million in fiscal 1996 from $10.9 million in fiscal 1995. This increase is primarily due to two large full-service contracts that generated $4.6 million in hardware revenues in fiscal 1996. The gross margin percentage on hardware was 28% for fiscal 1996 and 27% for fiscal 1995. Management expects that customers' increasing ability to buy high-performance systems at lower prices may negatively impact the growth of hardware revenues in the future. Management also expects hardware margins may be negatively impacted as a result of Digital Equipment Corporation's decision to sell to DRA through distributors, instead of directly to the Company.

  Software license revenues increased $1.4 million, or 17%, to $9.9 million in fiscal 1996 from $8.5 million in fiscal 1995. The increase is primarily a result of two large full-service contracts that generated $1.3 million in software license revenues in fiscal 1996. The gross margin percentage on software was 88% for fiscal 1996 and 85% for fiscal 1995. The increase is due primarily to an increase in software license revenues in fiscal 1996 from fiscal 1995, coupled with consistent amortization expense charged to costs of revenues in fiscal 1996 and fiscal 1995.

  Service and other revenues increased $1.5 million, or 9%, to $16.9 million in fiscal 1996 from $15.4 million in fiscal 1995. This increase is primarily due to the larger installed base of licensed software products that annually generate maintenance revenues. Maintenance revenues increased $1.4 million in fiscal 1996. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues decreased to 77% in fiscal 1996 from 78% in fiscal 1995. The decrease was primarily due to the increased cost of operating DRA Net in fiscal 1996.

  Cost of revenues increased $1.0 million, or 8%, to $13.7 million in fiscal 1996 from $12.7 million in fiscal 1995. This increase is primarily a result of the increase in hardware revenues in fiscal 1996 over fiscal 1995 and to increased costs related to operating DRA Net in fiscal 1996.

  Salaries and employee benefits increased $1.0 million, or 11%, to $10.4 million in fiscal 1996 from $9.4 million in fiscal 1995. This increase is primarily attributable to annual salary increases and performance bonuses paid in fiscal 1996.
                                    Page 15

  General and administrative expenses increased $.5 million, or 7%, to $6.8 million in fiscal 1996 from $6.3 million in fiscal 1995. This increase is primarily attributable to increased sales activity in fiscal 1996.

  Income from operations increased $1.1 million, or 20%, to $6.6 million in fiscal 1996 from $5.5 million in fiscal 1995. The Company experienced an increase in revenues from all three sources: (i) computer hardware sales;
(ii) software licenses; and (iii) sales of service and other revenue in fiscal 1996 compared to 1995.

  Other income (expense) increased $242,000 to $590,000 in fiscal 1996 from $348,000 in fiscal 1995 due to a higher yield on investments and higher investment levels.

  The Company's consolidated effective tax rate was 38.1% in fiscal 1996 and 1995.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1994

  Hardware revenues increased $2.9 million, or 36%, to $10.9 million in fiscal 1995 from $8.0 million in fiscal 1994. This increase is primarily due to three large full-service contracts that generated $3.5 million in hardware revenues in fiscal 1995. The gross margin percentage on hardware was 27% for fiscal 1995 and 28% for fiscal 1994. Management expects that customers' increasing ability to buy high-performance systems at lower prices may negatively impact hardware revenues in the future.

  Software license revenues increased $1.2 million, or 17%, to $8.5 million in fiscal 1995 from $7.3 million in fiscal 1994. The increase is primarily a result of an increase in sales to existing customers and sales of the MultiLIS System software acquired by the Company in October 1994. The gross margin percentage on software was 85% for fiscal 1995 and 89% for fiscal 1994.
The decrease is due primarily to an increase in amortization expense charged to costs of revenues in fiscal 1995 as compared to 1994. Amortization expense has increased as a result of costs associated with the purchase of the MultiLIS System in fiscal 1995.

  Service and other revenues increased $5.3 million, or 54%, to $15.4 million in fiscal 1995 from $10.1 million in fiscal 1994. This increase is primarily due to the acquisition of the MultiLIS System, a larger installed base of licensed software products that annually generates maintenance revenues and to a lesser extent to sales of services, such as DRA Net. Service and other revenues related to the MultiLIS System generated $2.2 million in fiscal 1995. Maintenance revenues increased $1.4 million in fiscal 1995. DRA Net revenues increased $.9 million in fiscal 1995 as compared to fiscal 1994, primarily as a result of a larger base of network customers. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases, and that DRA Net revenues will continue to increase as more customers become part of the network and as demand for network bandwidth increases among current customers. The gross margin percentage on service and other revenues increased to 78% in fiscal 1995 from 76% in fiscal 1994.
The increase was primarily due to the increased maintenance revenues which have a higher margin than other service revenues.

  Cost of revenues increased $3.7 million, or 40%, to $12.7 million in fiscal 1995 over $9.0 million in fiscal 1994. This increase is primarily a result of the increase in hardware revenues in fiscal 1995 over fiscal 1994 and to amortization expense related to the MultiLIS System purchased in fiscal 1995.

  Salaries and employee benefits increased $3.3 million, or 53%, to $9.4 million in fiscal 1995 from $6.1 million in fiscal 1994. This increase is primarily attributable to the addition of 62 new employees during fiscal 1995 and to annual salary increases. Sixty-one of these employees provide services for the MultiLIS System.

  General and administrative expenses increased $1.2 million, or 25%, to $6.3 million in fiscal 1995 from $5.1 million in fiscal 1994. This increase is primarily attributable to the $1.0 million in additional expense associated with operating newly acquired subsidiaries in Montreal, Canada, and Paris, France, which relate to the MultiLIS System.

  Income from operations increased $1.2 million, or 28%, to $5.5 million in fiscal 1995 from $4.3 million in fiscal 1994. The Company experienced an increase in revenues from all three sources; (i) computer hardware sales;
(ii) software licenses; and (iii) sales of service and other revenue in fiscal 1995 compared to 1994. These increases were largely offset by higher operating expenses, primarily attributable to operations supporting the MultiLIS System.

  Other income (expense) increased $137,000 to $348,000 in fiscal 1995 from $211,000 in fiscal 1994 due to a higher yield on investments, higher investment levels, and more active cash management.

  The Company's consolidated effective tax rate was 38.1% in fiscal 1995 and 35.0% in fiscal 1994. This increase is primarily attributable to the utilization of foreign subsidiaries' loss carryforwards in fiscal 1994 for which no previous benefit had been recognized.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At September 30, 1996, the Company's working capital was $18.9 million and its ratio of current assets to current liabilities was 3.2 to 1, as compared to working capital of $14.6 million and a ratio of current assets to current liabilities of 2.5 to 1 at September 30, 1995. The increase in working capital was primarily attributable to the continued profitability of the Company.

  Net cash provided by operating activities was $2.2 million for fiscal 1996, compared to $4.9 million for fiscal 1995. The decrease in net cash provided by operations was primarily due to a $2.8 million increase in the accounts receivable balance during fiscal 1996, compared to a $1.4 million increase in the accounts receivable balance during fiscal 1995. The increase in accounts receivable relates to the timing of payments received by customers. The decrease in net cash provided by operations was also due to a $1.5 million decrease in accounts payable and other current liabilities during fiscal 1996, compared to a $.4 million increase during fiscal 1995. The primary items affecting the Company's accounts payable and other current liabilities at September 30, 1996, compared to September 30, 1995, were the timing of payments to vendors, tax payments, and the timing of customer deposits related to contracts.

  Net cash used in investing activities was $6.6 million for fiscal 1996, compared to $6.3 million for fiscal 1995. The Company's significant investing activities in fiscal 1996 included $.5 million for the purchase of an office building in St. Louis, $1.0 million in data processing equipment, and $3.9 million in high-grade short-term bonds. The Company's significant investing activities in fiscal 1995 included $1.9 million for the MultiLIS System, $1.2 million in data processing equipment, and $3.0 million in high-grade short-term bonds.

  Net cash provided in financing activities was $.2 million for fiscal 1996, compared to net cash used in financing activities of $.06 million for fiscal 1995. The Company's financing activities in fiscal 1996 related to the exercise of stock options by directors and employees of the Company. The Company's financing activities in fiscal 1995 related exclusively to the repayment of long-term obligations.

  During fiscal 1996, 1995 and 1994, the Company incurred capital expenditures of $1.8 million, $1.2 million and $.7 million, respectively. No material commitments with respect to capital expenditures have been made for fiscal 1997.

  In March 1996, the Company renewed its $6.0 million line of credit, which will mature in January 1997 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory and equipment. As of September 30, 1996, the applicable interest rate was 8.09% per annum. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that with the current cash position of $4.9 million, short-term investments of $7.0 million, accounts receivable of $14.7 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $8.7 million, the Company will be able to meet both its liquidity needs and capital expenditure needs for the next twelve months. Management believes that with total long-term liabilities of less than $.5 million and no other known long-term commitments or demands the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.


CAUTIONARY STATEMENTS--ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED

  The Company's future results could differ materially from those discussed in this document. Factors that could cause a contribution to such differences, include, but are not limited to, the following:

RAPID TECHNOLOGICAL CHANGE. The software industry is characterized by rapid change and uncertainty due to new and emerging technologies.
The pace of change has
recently accelerated due to the Internet, online services, networking and new programming languages. There can be no assurance that DRA will be successful in developing or acquiring product enhancements and new products necessary to keep pace with the changing technologies.

CUSTOMER ACCEPTANCE. While the Company performs extensive usability and beta testing of its new products, user acceptance and corporate penetration rates ultimately dictate the success of development and marketing efforts.

CONTRACTS WITH GOVERNMENTAL ENTITIES. A substantial portion of the Company's business is conducted with governmental entities. Both the award and execution of its governmental contracts are subject to numerous conditions, including the availability and appropriation of sufficient funding.

PRODUCT SHIP SCHEDULES. Because a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter, even short delays in new-product releases or delays in the customers procurement processes can cause results to fluctuate substantially.

COMPETITION. The library automation industry is highly competitive. A number of companies offer products that target the library automation market. DRA competes with software vendors whose products operate on Digital hardware platform and software vendors whose products operate on different platforms. Certain of the Company's competitors have substantially greater financial, technical, marketing and sales resources than DRA.

DEPENDENCE ON AND RELATIONSHIP WITH DIGITAL. Although DRA is moving away from a strong dependence on Digital computers, a substantial portion of the Company's revenues are still derived from Digital hardware and licensing of the Company's software, which was originally designed to operate on Digital computers.

DEPENDENCE ON KEY PERSONNEL. DRA's continued success depends in large part on certain key personnel, including Michael J. Mellinger, its founder, President and Chief Executive Officer. The loss of the services of Mr. Mellinger and the inability of the Company to attract and retain a suitable replacement could have a material adverse effect on the Company.

PRINCIPAL SHAREHOLDERS. Michael J. Mellinger and F. Gilbert Bickel III combined own in excess of 45 percent of the Common Stock outstanding. As a result, Mr. Mellinger and Mr. Bickel may be able to effectively control the outcome of certain matters requiring a shareholder vote.

POSSIBLE ACQUISITIONS. The Company may make acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or little direct experience, and potential loss of key employees of the acquired companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

Report of Independent Auditors                                          20

Consolidated Balance Sheets as of September 30,
    1996 and 1995                                                       21

Consolidated Statements of Income for the years ended
    September 30, 1996, 1995, and 1994                                  23

Consolidated Statements of Shareholders' Equity for the
    years ended September 30, 1996, 1995, and 1994                      24

Consolidated Statements of Cash Flows for the years
    ended September 30, 1996, 1995, and 1994                            25

Notes to Consolidated Financial Statements                              26

Report of Independent Auditors


Board of Directors and Shareholders
Data Research Associates, Inc.



We have audited the accompanying consolidated balance sheets of Data Research Associates, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of DRA Information Inc., a wholly owned subsidiary, which statements reflect total assets of $2,151,560 and $2,701,161 and total revenues of $4,588,023 and $4,630,283 as of and for the years ended
September 30, 1996 and 1995, respectively. We also did not audit the financial statements of MultiLIS Europe, S.A., a wholly owned subsidiary, which statements reflect total assets of $734,365 and total revenues of $464,967 as of and for the year ended September 30, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for DRA Information Inc. as of and for the years ended September 30, 1996 and 1995, and for MultiLIS Europe, S.A. as of and for the year ended September 30, 1995, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1996 and 1995, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Research Associates, Inc. and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

St. Louis, Missouri
November 4, 1996

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                       September 30
                                             ------------------------------
                                                 1996               1995
                                             -----------        -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $ 4,855,322        $ 9,035,911
  Short-term investments                       6,968,080          3,023,471
  Accounts receivable less allowance for
    doubtful accounts of $269,000 in 1996
      and $138,000 in 1995:
        Billed                                10,803,051          9,262,017
        Unbilled                               3,877,495          1,980,225
                                             -----------        -----------
                                              14,680,546         11,242,242
  Inventories                                    178,037            136,382
  Prepaid expenses                               679,498            591,494
  Deferred income taxes                          165,591            160,591
  Other current assets                           153,189            180,188
                                             -----------        -----------
TOTAL CURRENT ASSETS                          27,680,263         24,370,279

PROPERTY AND EQUIPMENT:
  Land and improvements                          504,000            294,000
  Building and improvements                    2,218,491          1,767,942
  Data processing equipment                    4,407,286          3,400,667
  Furniture, fixtures, and other               2,981,818          2,846,536
                                             -----------        -----------
                                              10,111,595          8,309,145
  Less accumulated depreciation                4,516,768          3,591,600
                                             -----------        -----------
                                               5,594,827          4,717,545

DEFERRED SOFTWARE COSTS
  (net of accumulated amortization
   of $1,056,628 in 1996
   and $862,787 in 1995)                         522,095           337,433

NOTES RECEIVABLE                                 296,083           260,404
INTANGIBLE ASSETS
  (net of accumulated amortization
   of $2,743,629 in 1996
   and $1,691,824 in 1995)	                    2,568,048         3,201,764
                                             -----------       -----------
                                             $36,661,316       $32,887,425
                                             ===========       ===========

                                                       September 30
                                             -------------------------------
                                                 1996               1995
                                             -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $ 1,705,042         $ 2,123,439
  Employee compensation                          694,228             622,059
  Deferred revenue                             3,786,969           3,406,501
  Customer deposits                            1,164,150           2,195,133
  Other accrued liabilities                      776,374             435,550
  Income taxes payable                           615,361           1,026,092
                                             -----------         -----------
TOTAL CURRENT LIABILITIES                      8,742,124           9,808,774

DEFERRED INCOME TAXES                            473,398             265,747

COMMITMENTS AND CONTINGENCIES--
    (Notes D and L)

SHAREHOLDERS' EQUITY:
Preferred stock, par value
$.01 per share--1,000,000
shares authorized, no shares
issued
Common stock, par value
$.01 per share--10,000,000
shares authorized, 5,777,520
shares issued in 1996 and
5,736,169 in 1995                                 57,775              57,361
Additional paid-in capital                     5,699,887           5,491,799
Foreign currency translation adjustment           52,855              82,365
Retained earnings                             21,910,277          17,456,379
                                             -----------         -----------
                                              27,720,794          23,087,904
Less cost of 265,100 shares of treasury stock    275,000             275,000
                                             -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                    27,445,794          22,812,904
                                             -----------         -----------
                                             $36,661,316         $32,887,425
                                             ===========         ===========



See notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                           Year ended September 30
                                 ------------------------------------------
                                     1996          1995           1994
                                 ------------   ------------   ------------
REVENUES
  Hardware                      $ 11,724,085   $ 10,905,020    $ 8,004,660
  Software                         9,949,129      8,513,115      7,255,314
  Service and other               16,908,446     15,449,012     10,055,561
                                 ------------   ------------   ------------
                                  38,581,660     34,867,147     25,315,535

EXPENSES
  Cost of Revenues
    Hardware                       8,499,609      7,953,584      5,790,294
    Software                       1,213,448      1,250,310        774,182
    Service and other              3,943,593      3,447,014      2,452,778
                                 ------------   ------------   ------------
                                  13,656,650     12,650,908      9,017,254

  Salaries and employee benefits  10,378,880      9,356,260      6,127,360
  General and administrative
    expenses
    (expenses include related
    party transactions of
    $109,243, $75,219 and
    $124,155 for the years
    ended September 30, 1996,
    1995 and 1994)                 6,788,120      6,344,277      5,090,209
  Depreciation and amortization
    (excluding amounts related
    to amortization of
    software costs)                1,147,439        993,091        765,796
                                 ------------   ------------   ------------
                                  31,971,089     29,344,536     21,000,619
                                 ------------   ------------   ------------
INCOME FROM OPERATIONS             6,610,571      5,522,611      4,314,916

OTHER INCOME (EXPENSE)
  Interest                           502,544        348,337        213,634
  Other                               87,754           (407)        (2,748)
                                 ------------   ------------   ------------
INCOME BEFORE INCOME TAXES	        7,200,869       5,870,541     4,525,802

PROVISION FOR INCOME TAXES	        2,746,971       2,236,115	     1,585,000
                                 ------------   ------------   ------------
NET INCOME                       $ 4,453,898    $ 3,634,426    $ 2,940,802
                                 ============   ============   ============
Earnings per common and common
  equivalent share                  $    .81        $   .66        $   .54
                                    =========      =========      =========
Weighted average number of common
  and common equivalent shares     5,482,222      5,494,050      5,487,449
                                  ===========    ==========    ===========


See notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                 Additional Foreign
                 Common  Stock    Paid-In   Currency   Retained Treasury Stock
                 Shares  Amount   Capital  Translation Earnings  Shares   Cost
              --------- ------- ---------- ---------   -------- ------- -------
Balance at
September 30,
1993          3,912,500 $39,125 $5,510,035   $  -   $10,881,151 265,100 $275,000

Three-
For-Two
Stock
Split
declared
August 5,
1996          1,823,669 18,236   (18,236)      -             -        -       -

Net income            -      -         -       -     2,940,802        -        -

Foreign
currency
translation
adjustment            -      -         -    10,571           -        -        -
              --------- ------ ---------  --------  ----------  -------  -------

Balance at
September 30,
1994          5,736,169 57,361 5,491,799    10,571  13,821,953  265,100  275,000

Net income            -      -         -         -   3,634,426        -        -

Foreign
currency
translation
adjustment            -      -         -   71,794            -        -        -
             ---------- ------ ---------  --------  ----------  -------  -------
Balance at
September 30,
1995         5,736,169  57,361 5,491,799   82,365   17,456,379  265,100  275,000

Options
Exercised       41,351     414   208,088        -            -        -        -

Net Income           -       -         -        -     4,453,898       -        -

Foreign
currency
translation
adjustment           -       -          -  (29,510)          -        -        -
             --------- ------- ---------- --------  ----------  -------  -------
Balance at
September 30,
1996        5,777,520 $57,775 $5,699,887 $52,855  $21,910,277  265,100 $275,000
            ========= ======= ========== =======  ===========  ======= ========




See notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Year ended September 30
                                  -------------------------------------------
                                      1996          1995             1994
                                  -----------    -----------      -----------
OPERATING ACTIVITIES
Net income                        $ 4,453,898    $ 3,634,426      $ 2,940,802
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization   2,222,273      2,124,236        1,315,672
    Provision for deferred
    income taxes                      202,473        (35,550)          18,000
    (Gain) loss on disposal of
    property and equipment             (1,726)        16,127                -
    Changes in operating assets
      and liabilities:
      Accounts receivable          (2,844,714)    (1,355,578)      (1,504,111)
      Note receivable                 (35,679)       106,163         (143,530)
      Inventories                     (42,331)        42,339          101,543
      Prepaid expenses and
        other current assets         (224,476)       (42,453)         (72,201)
      Accounts payable and
        other current liabilities  (1,496,362)       447,530        2,772,474
                                   -----------    -----------      -----------
NET CASH PROVIDED
BY OPERATING ACTIVITIES             2,233,356      4,937,240        5,428,649

INVESTING ACTIVITIES
  Purchase of property
    and equipment                  (1,843,623)    (1,185,616)        (715,829)
  Purchases of short-term
   investments                    (14,927,465)    (4,532,929)               -
  Proceeds from sales of
   short-term investments          10,982,856      1,509,458                -
  Deferred software costs            (381,551)      (231,564)        (198,134)
  Proceeds from disposal
   of property and equipment            9,068         47,318                -
  Purchase of assets of Inlex Inc.          -              -       (1,043,646)
  Purchase of assets of MultiLIS            -     (1,951,200)               -
  Purchase of software               (442,500)             -         (267,858)
                                   -----------    -----------      -----------
NET CASH USED IN
INVESTING ACTIVITIES               (6,603,215)    (6,344,533)      (2,225,467)

FINANCING ACTIVITIES
  Proceeds from options exercised     208,502              -                -
  Principal payments on notes
    payable and long-term debt              -        (58,400)         (24,796)
                                   -----------    -----------      -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                  208,502        (58,400)         (24,796)

Effect of exchange rate changes
on cash and cash equivalents          (19,232)        85,196          106,165
                                   -----------    -----------      -----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS          (4,180,589)    (1,380,497)       3,284,551

Cash and cash equivalents
at beginning  of year               9,035,911     10,416,408        7,131,857
                                   -----------    -----------      -----------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                     $ 4,855,322    $ 9,035,911      $10,416,408
                                   ===========    ===========      ===========


See notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996


NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Data Research Associates, Inc. and subsidiaries (the Company) develops, markets and supports application software and turnkey systems for libraries. The Company also provides product support, implementation, consulting, education, custom programming and systems integration services to its customers.

Principles of Consolidation: The consolidated financial statements include the accounts of Data Research Associates, Inc. and its wholly owned subsidiaries in Australia, Canada, France and Singapore. All intercompany accounts and transactions have been eliminated.

The Company's wholly owned subsidiary in France, MultiLIS Europe, S. A. (MultiLIS), has been consolidated based upon a fiscal period ending
June 30 which the subsidiary utilizes in order to satisfy certain statutory requirements. Operations of MultiLIS for the three months ended September 30, 1996 and 1995, were not significant.

Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Short-term Investments: Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments represent debt securities which are classified as held-to-maturity since the Company has the positive intent and ability to hold securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is also included in interest income.

Inventories: Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale.

Property and Equipment: Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Revenue Recognition: Revenue from sales of turnkey systems sold under contractual arrangements is recognized upon shipment of the hardware and software to the customer. Revenue from hardware and software maintenance contracts is recognized monthly. Revenue from custom software sales is recognized when the product is shipped. Revenue from installation and conversion, documentation and training, and authority control processing services is recognized as the services are performed.

Warranty: The Company is a reseller of hardware, and passes through to its customers the standard warranties provided by the hardware manufacturers. The Company warrants its applications software products to perform in accordance with the written user documentation and the agreements negotiated with the customer. Since the Company does not customize its applications software, warranty costs are insignificant and are expensed as incurred.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Accounts Receivable: Unbilled accounts receivable consist of products that have been delivered to customers but are not yet billable under the terms and conditions of the Company's contract with the customer. The manner and timing of billings are based on the contract and on the Company's credit policies and are not a function of acceptance by the customer. There are no significant vendor obligations subsequent to delivery of the Company's systems.

Customer Deposits: Customer deposits typically consist of a 10-15% down payment required under sales contracts and are due on signing the contract.

Software Development: The Company has a comprehensive line of software products and maintains a programming group to service, update and enhance those products. Research and development costs associated with products outside of its existing line were expensed as incurred and amounted to $1,900,000, $1,600,000, and $475,000 for the years ended September 30, 1996,
1995, and 1994, respectively. Development costs of $381,552 in 1996, $231,564 in 1995 and $198,134 in 1994 associated with significant enhancements to its existing software products incurred subsequent to attaining technological feasibility were capitalized. Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic useful life of the product. Currently, the Company is using an estimated economic useful life of two-years for all capitalized software costs. Amortization expense for the years ended September 30, 1996, 1995 and 1994 was $193,840, $229,645 and
$206,932, respectively.

Income Taxes: The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing depreciation, capitalized software development costs, prepaid expenses and customer deposits.

Stock-Based Compensation: The Company accounts for stock options in accordance with APB Opinion No.25, Accounting for Stock Issued to Employees. Since the Company grants stock options at an exercise price not less than the fair value of the shares at the date of grant, no compensation expense is recognized.

Earnings Per Common and Common Equivalent Share: Earnings per common and common equivalent share are computed using the weighted average number of common and common equivalent shares outstanding during each year. Common stock equivalents consist of outstanding stock options.

Translation of Foreign Currency: Each foreign subsidiary's asset and liability accounts, which are originally recorded in the appropriate local currencies, are translated for consolidated financial reporting purposes, into U.S. dollar equivalents at year-end exchange rates. Revenue and expense accounts are translated at an average of exchange rates in effect during the year.

Intangible Assets: Intangible assets consist of purchased software, customer lists, and a covenant not to compete. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Currently, the Company is using an estimated economic useful life of two to five years for all intangible assets.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE B- SHORT-TERM INVESTMENTS

The following is a summary of held-to-maturity securities:

                                          Year ended September 30, 1996
                                 ---------------------------------------------
                                              Gross        Gross     Estimated
                                             Unrealized  Unrealized    Fair
                                    Cost       Gains        Losses     Value
                                ----------   ---------   ---------- ----------
Mortgage-backed securities      $6,470,098    $  -        $   -     $6,470,098
U.S. corporate debt securities     497,982       -            -        497,982
                                ----------   ---------   ---------- ----------
                                $6,968,080    $  -        $   -     $6,968,080
                                ==========   =========   ========== ==========


                                         Year Ended September 30, 1995
                                 ---------------------------------------------
                                              Gross        Gross     Estimated
                                             Unrealized  Unrealized    Fair
                                    Cost       Gains        Losses     Value
                                ----------   ---------   ---------- ----------
Obligations of states and
  political subdivisions        $1,536,373    $  -         $  -     $1,536,373
Mortgage-backed securities         988,140       -            -        988,140
U.S. corporate debt securities     498,958       -            -        498,958
                                ----------   ---------   ---------- ----------
                                $3,023,471    $  -        $   -     $3,023,471
                                ==========   =========   ========== ==========
NOTE C-NOTE PAYABLE

The Company has a $6,000,000 line of credit with a local bank which allows the Company to borrow periodically, primarily to finance hardware purchases and meet short-term borrowing needs. Interest is payable monthly at the federal funds rate plus 200 basis points and the line is collateralized by accounts receivable, inventory and equipment. The terms of the loan agreement require, among other things, that the Company maintain certain working capital and net worth amounts and meet certain financial ratios. There were no outstanding borrowings during 1996 and 1995.

Interest expense incurred and paid for the years ended September 30, 1995 and 1994 was $2,887 and $14,863, respectively.

NOTE D-LEASES AND COMMITMENTS

The Company leases equipment and office space under various operating leases. Future minimum lease payments at September 30, 1996 were as follows:

                       1997               $  198,509
                       1998                  112,999
                       1999                  113,009
                       2000                   98,112
                       2001                   50,352
                       Thereafter            129,115
                                          ----------
                                          $  702,096
                                          ==========

Rental expense on operating leases for the years ended September 30, 1996, 1995 and 1994 was $245,000, $340,000 and $152,925, respectively. Rental expense included amounts paid to a company that is owned by the President of the Company totaling $19,680 for each of the years ended September 30, 1996, 1995 and 1994.

The Company has two minimum monthly purchase commitments for telecommunication services. The commitments require minimum expenditures for the years ended September 30, 1997, 1998, and 1999 of $820,000, $600,000, and $450,000,
respectively.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE E--BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering full-time employees in the United States who have at least one month of service and are 21 years of age or older. An employee can defer up to 15% of covered compensation under the plan. The plan provides for a maximum annual Company match of $1,500 plus discretionary Company profit sharing contributions.
In April 1994, the Company included the Company's common stock as an investment election under the plan, and at that time reserved 100,000 shares of common stock for future issuance under the plan. The Company also sponsors a group retirement plan covering Canadian employees who have at least six months of service. Under the group retirement plan, the Company annually matches employee contributions up to $1,500 per participant. Contributions made by the Company to these plans for the years ended September 30, 1996, 1995 and 1994 were $199,622, $179,678 and $114,268, respectively.

The Company sponsors a stock purchase plan covering directors, officers and substantially all employees. Under the plan, each participant can contribute up to 10% of his or her salary per relevant pay period or, in the case of a non-employee director, the greater of 10% of such director's monthly fees or $50 per month, to purchase Company common stock. The Company will match up to 15% of participants' contributions. The plan can be terminated at any time by the Board of Directors. The Company reserved 100,000 shares of common stock for future issuance under the plan. The Company made contributions of $13,089, $8,802 and $7,396 for the years ended September 30, 1996, 1995 and 1994, respectively.


NOTE F--SIGNIFICANT CUSTOMERS

A substantial portion of the Company's business is conducted with governmental entities; however, the Company is not economically dependent on any customer on an ongoing basis. The largest customers and the percentage of revenue derived from these customers are presented below. The customers included in the presentation are not the same entities from year to year.

                           Number of          Percent of
                           Customers         Total Revenue

                     1996      3                 18.2
                     1995      5                 20.4
                     1994      4                 12.1

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE G--INCOME TAXES

The components of income before income taxes were as follows:

                                      Year ended September 30
                              --------------------------------------
                                  1996         1995        1994
                              -----------  ----------   ----------
Domestic                      $7,290,500   $5,415,450   $4,213,872
Foreign                          (89,631)     455,091      311,930
                              -----------  ----------   ----------
                              $7,200,869   $5,870,541   $4,525,802
                              ===========  ==========   ==========

The components of income tax expense were as follows:

                                      Year ended September 30
                               -------------------------------------
                                  1996         1995          1994
                               ----------   ----------    ----------
Current:
  Federal                      $2,162,000   $1,750,000    $1,341,000
  Foreign                          44,498      333,665             -
  State                           338,000      188,000       226,000
                               ----------   ----------    ----------
                                2,544,498    2,271,665     1,567,000
Deferred expense (credit)         202,473      (35,550)       18,000
                               ----------   ----------    ----------
                               $2,746,971   $2,236,115    $1,585,000
                               ==========   ==========    ==========

The difference between the effective income tax rate and the U.S. federal income tax rate is explained as follows:

                                       Year ended September 30
                                -------------------------------------
                                   1996         1995         1994
                                ----------   -----------  -----------
Tax expense at U.S.
  statutory tax rate            $2,450,000   $1,996,000  $ 1,539,000
State taxes,
  net of federal benefit           284,000      124,000      102,000
Effect of foreign subsidiaries      77,000      179,000     (117,000)
Research and development credits   (65,000)     (76,000)           -
Other items                            971       13,115       61,000
                                ----------   -----------  -----------
                                $2,746,971   $2,236,115   $1,585,000
                                ==========   ===========  ===========

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE G--INCOME TAXES (Continued)

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities are summarized as follows:

                                                   September 30
                                            -------------------------
                                               1996           1995
                                            ----------     ----------
Current deferred income taxes:
  Loss carryforwards                          $742,000       $665,000
  Allowance for doubtful accounts	               31,000        30,000
  Vacation accrual                              57,000         54,000
  Customer deposits                            195,000        141,000
  Prepaids                                    (142,000)      (121,000)
  Intercompany interest                        163,000        112,000
  Other                                         24,591         56,591
                                             ----------     ----------
                                             1,070,591        937,591

  Less valuation allowance related to loss
  carryforwards and intercompany interest     (905,000)      (777,000)
                                             ----------     ----------
                                             $ 165,591      $ 160,591
                                             ==========     ==========

Non-current deferred income taxes:
  Deferred software                          $(198,000)	$(122,000)
  Property and equipment	                   (286,000)      (207,000)
  Intangibles	                                  16,000         66,000
  Other                                        (5,398)        (2,747)
                                            ----------     ----------
                                            $(473,398)     $(265,747)
                                            ==========     ==========

Income tax payments for the years ended September 30, 1996, 1995 and 1994 were $3,100,000, $2,100,000 and $1,144,000, respectively.

The Company has a federal loss carryforward of $765,000 at September 30, 1996, that expires in the years 2004 through 2009. This loss carryforward resulted from the Companys 1994 acquisition of Multicore, a U.S. subsidiary of MultiLIS (See Note N). The use of the loss carryforward by the Company is limited to an annual amount determined under the Internal Revenue Code. In addition, the Company's French, Australian and Singapore subsidiaries have loss carryforwards at September 30, 1996 of approximately $950,000, $350,000 and $107,000, respectively. The loss carryforwards for the French subsidiary expire in 1999 and 2000. The loss carryforwards in Australia and Singapore have no expiration date. For financial statement purposes, a valuation allowance has been established to offset the deferred tax asset related to loss carryforwards.

Undistributed earnings of certain subsidiaries outside the United States are considered to be permanently reinvested. Accordingly, no provision for United States income taxes was made for undistributed earnings of such subsidiaries which aggregated $605,024 as of September 30, 1996.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE H--GEOGRAPHIC SEGMENT DATA

Substantially all of the Company's assets, sales and operating results are employed in or derived from the sale of application software and turnkey systems to libraries.

Financial information, summarized by geographic area, is as follows:

Year ended September 30, 1996

                  United           Australia/
                  States    Canada    Asia   Europe   Eliminations Consolidated
              ----------- ---------- -------- -------- ------------ -----------
Net Sales:
Unaffiliated
customers     $34,144,970 $2,727,441 $720,356 $988,893  $       -   $38,581,660
  Interarea
  transfers       854,284  1,860,582  267,440        -  (2,982,306)           -
              ----------- ---------- -------- -------- ------------ -----------
Total         $34,999,254 $4,588,023 $987,796 $988,893 $(2,982,306) $38,581,660
              =========== ========== ======== ======== ============ ===========
Income (loss)
  from
  Operations   $6,714,088   $127,781($216,901) ($14,397)$        -   $6,610,571
              =========== ========== ======== ======== ============ ===========
Identifiable
  assets      $32,964,601 $1,999,102 $1,157,842 $539,771$        -	 $36,661,316
              =========== ========== ======== ======== ============ ===========

Year ended September 30, 1995

                  United           Australia/
                  States    Canada    Asia   Europe   Eliminations Consolidated
              ----------- ---------- -------- -------- ------------ -----------
Net Sales:
Unaffiliated
Customers     $30,205,392 $3,280,971 $915,817 $464,967 $         -	 $34,867,147
  Interarea
  transfers       495,720  1,355,559        -        -  (1,851,279)           -
              ----------- ---------- -------- -------- ------------ -----------
Total         $30,701,112 $4,636,530 $915,817 $464,967 $(1,851,279) $34,867,147
              =========== ========== ======== ======== ============ ===========
Income (loss)
  from
  Operations   $4,859,709 $1,072,967 $ 97,017 $(507,082) $       -   $5,522,611
              =========== ========== ======== =========  =========  ===========
Identifiable
  assets      $27,000,066 $2,850,176$2,302,818	 $734,365 $        - $32,887,425
              =========== ========== ======== =========  =========  ===========

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE H--GEOGRAPHIC SEGMENT DATA (Continued)

Year ended September 30, 1994

                  United           Australia/
                  States    Canada    Asia   Europe    Eliminations Consolidated
              ----------- ---------- -------- -------- ------------ -----------
Net Sales:
Unaffiliated
Customers    $22,972,267  $800,444 $1,542,824 $   -    $        -  $25,315,535
  Interarea
  transfers      314,207	      -          -     -      (314,207)           -
             ----------- ---------- -------- -------- ------------ -----------
Total        $23,286,474  $800,444 $1,542,824 $   -     $(314,207) $25,315,535
             =========== ========== ========= ========  ========== ===========
Income
  from
  Operations  $3,411,741  $598,574   $304,601 $   -    $        -   $4,314,916
             =========== ==========  ======== ========= =========  ===========

Identifiable
  assets     $24,728,218  $373,079 $2,275,015 $   -     $       -  $27,376,312
             =========== ========== ========= =========  ========= ===========

Export sales to Canada from the United States were $1,562,648, $1,361,806, and $800,444 for the years ended September 30, 1996, 1995, and 1994, respectively. Export sales to Singapore from the United States were $1,013,434 in fiscal 1996. The transfers between geographic areas are priced consistent with pricing to non-affiliated entities.

Most services of the Company are provided on an integrated worldwide basis. Because of the integration of U.S. and non-U.S. services, it is not practical to separate precisely the U.S. oriented services from services resulting from operations outside the United States and performed for customers outside the United States. Accordingly, the separation set forth in the above table is based upon internal allocations, which involve certain management judgments.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE I--RELATED PARTY TRANSACTIONS

The Company incurred consulting and legal expenses to entities related to shareholders and directors of the Company for the years ended September 30, 1996, 1995, and 1994 of $89,563, $55,539, and $104,475, respectively.
In addition, legal fees paid to related parties of $38,984 in 1995 and $95,323 in 1994 were capitalized in connect with acquisitions made by the Company.

NOTE J--COMMON STOCK SPLIT

On July 18, 1996, the Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, paid August 19, 1996, to holders of record on August 5, 1996. With the exception of treasury shares, the financial statements, including stock option, share, per share, and price per share data, have been retroactively adjusted to reflect the stock split.

NOTE K--STOCK OPTION PLANS

The Company maintains two stock option plans which provide for the issuance of stock to certain key employees and directors of the Company. The option price under the plans is equivalent to the fair market value of the common stock at the date of grant. In 1996, an additional 225,000 shares were authorized by the shareholders under the plans. Options granted in 1996 and 1995 will be fully-vested in 1998 and 1997, respectively.

The following table summarizes the status of the various plans.

Year ended September 30:               1996                       1995

                             Shares  Price Per Share   Shares  Price Per Share

Authorized to be granted    450,000                    225,000
Available to be granted     313,875                    112,500

Options granted              30,750      $9.33          27,300       $6.50
Options exercised            41,351   4.67 to 6.83           -           -
Options canceled              7,125   6.50 to 9.33       2,400        6.50
Options outstanding          94,774   4.67 to 9.33     112,500    4.67 to 8.50
Options exercisable          66,950   4.67 to 9.33      75,000    4.67 to 8.50

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE L--EMPLOYMENT AGREEMENT

The Company has an employment agreement with the President of the Company which expires September 30, 1997. The agreement, which contains provisions for an automatic five-year renewal, requires total minimum annual payments in the form of base compensation of $277,956 and an annual bonus, both of which are at the discretion of the Board of Directors and subject to termination provisions as defined by the agreement.


NOTE M--QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for 1996 and 1995 were as follows (in thousands, except per share data):

                                          Quarter ended
                        --------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1996          1996       1996         1995
                          -------        ------    -------       ------

Revenues                  $10,771        $8,911    $12,174       $6,726
Income from operations      2,659         1,799      1,584          569
Net income                  1,716         1,174      1,144          420
Earnings per common and
  common share equivalent     .31           .21        .21          .08


                                           Quarter ended
                        -------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1995          1995       1995         1994
                           ------       -------     ------       ------

Revenues                   $8,649       $10,271     $8,953       $6,994
Income from operations      2,282         1,535      1,483          223
Net income                  1,535	           994        934          171
Earnings per common and
  common share equivalent     .28	           .18        .17          .03

NOTE N--ACQUISITIONS

The Company purchased the library automation system and related assets of Inlex, Inc. in October 1993. The acquisition was accounted for under the purchase method of accounting and the consolidated financial statements include the results of Inlex, Inc. from the date of acquisition. These assets were purchased for a cash price of approximately $1,000,000 and the Company also assumed $533,000 in liabilities, primarily related to prepaid maintenance.

In October 1994, the Company completed the purchase of the MultiLIS library automation system and certain related assets for a cash price of approximately $2,000,000 and the assumption of approximately $2,000,000 in liabilities.
The acquisition was accounted for under the purchase method of accounting and the consolidated financial statements include the results of the MultiLIS automation system from the date of acquisition.

The following unaudited pro forma information shows the results of the Company's operations as though the purchase of MultiLIS had been made at the beginning of fiscal year 1994--revenues of $30.5 million, net income of $2.8 million and earnings per share of $.50. The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of fiscal year 1994. Pro forma results for 1995 would be approximately the same as 1995 actual results, since the acquisition was made near the beginning of fiscal year 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not Applicable.

                                      PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information contained under the caption "INFORMATION ABOUT THE NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under the caption "EXECUTIVE COMPENSATION" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under the captions "VOTING SECURITIES, VOTING RIGHTS AND PRINCIPAL SECURITY HOLDERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the caption "TRANSACTIONS WITH ISSUER AND OTHERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1997 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                      PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a.) 1. Financial Statements                                            Page

     The following consolidated financial statements of Data Research Associates, Inc. and its subsidiaries are included in Item 8.

     Report of Independent Auditors                                      20
     Consolidated Balance Sheets as of September 30,
       1996 and 1995                                                     21
     Consolidated Statements of Income for the years ended
       September 30, 1996, 1995 and 1994                                 23
     Consolidated Statements of Shareholders' Equity for the
       years ended September 30, 1996, 1995 and 1994                     24
     Consolidated Statements of Cash Flows for the years ended
       September 30, 1996, 1995 and 1994                                 25
     Notes to Consolidated Financial Statements                          26

(a.) 2. Financial Statement Schedule

  The following consolidated financial statement schedule is included in this report in accordance with Item 8 and paragraph (d) of Item 14:

                                                                      Page

Schedule II - Valuation and Qualifying Accounts                        39


  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3. See Exhibit Index

  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report:

  Employment Agreement dated April 15, 1992, by and between the Registrant and Michael J. Mellinger
  Data Research Associates, Inc. 401(k) Profit Sharing Plan
  Data Research Associates, Inc. 1992 Stock Option Plan
  Data Research Associates, Inc. Stock Purchase Plan
  Data Research Associates, Inc. Director Stock Option Plan

(b)  Reports on 8-K

  No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended September 30, 1996.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended September 30, 1996, 1995 and 1994

Col. A                       Col. B          Col. C          Col. D      Col. E
------------------------  ----------  -------------------- ---------- ---------
                                             Additions
                                       -------------------
                                       Charged    Charged               Balance
                          Balance at   to Costs   to Other                at
                          Beginning      and     Accounts- Deductions-  End of
Description                of Period   Expenses   Describe  Describe    Period
------------------------  ----------  ---------  --------- ---------- ---------

1996
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                 $138,000  $131,000  $      -  $       - $  269,000
  Accumulated amortization
    of deferred software
    costs                     862,787   193,841         -           - 1,056,628
  Accumulated amortization
    of purchased software
    costs                   1,691,824 1,051,805         -           - 2,743,629
  Valuation Allowance for
    deferred tax assets       777,000   128,000         -           -   905,000


1995
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                  $ 81,000 $  57,000 $      -  $       -  $ 138,000
  Accumulated amortization
    of deferred
    software costs             633,142   229,645        -          -    862,787
  Accumulated amortization
    of purchased
    software costs             449,355 1,242,469        -          -  1,691,824
  Valuation Allowance for
    deferred tax assets        164,575   253,425  401,500(1)  42,500(2) 777,000


1994
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                $  81,000  $       -  $      -  $      -  $  81,000
  Accumulated amortization
    of deferred
    software costs            426,210    206,932         -         -    633,142
  Accumulated amortization
    of purchased
    software costs             13,204    436,151         -         -    449,355
  Valuation Allowance for
    deferred tax assets       244,489     37,086         -   117,000(2) 164,575

_______________
(1)  Valuation allowance for foreign loss carryforwards at acquisition date.
(2) Effect of foreign subsidiaries income on reserve for foreign loss carryforward.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on December 18, 1996.

DATA RESEARCH ASSOCIATES, INC.


By: /s/ Michael J. Mellinger
-----------------------------------
    Michael J. Mellinger, President
     and Chief Executive Officer


POWER OF ATTORNEY

We, the undersigned officers and directors of Data Research Associates, Inc., hereby severally and individually constitute and appoint Michael J. Mellinger the true and lawful attorney and agent of each of us, with full power of substitution and resubstitution to execute in the name, place and stead of each of us (individually and in any capacity stated below) this Form 10-K and any and all amendments to and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, said attorney and agent to have power to act and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorney and agent to any and all such reports, amendments and instruments.


          Name                        Title                     Date

/s/ Michael J. Mellinger        Director, President,           12/18/96
------------------------     ----------------------------      --------
    Michael J. Mellinger      and Chief Executive Officer
                             (Principal Executive Officer)

/s/ Katharine W. Biggs           Vice-President and            12/18/96
------------------------     ----------------------------      --------
    Katharine W. Biggs         Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer)

/s/ F. Gilbert Bickel III              Director                12/18/96
------------------------     ----------------------------      --------
    F. Gilbert Bickel III


/s/ Carole Cotton                      Director                12/18/96
------------------------     ----------------------------      --------
    Carole Cotton


/s/ Donald P. Gallop                   Director                12/18/96
------------------------     ----------------------------      --------
    Donald P. Gallop


/s/ Howard L. Wood                     Director                12/18/96
------------------------     ----------------------------      --------
    Howard L. Wood

EXHIBIT INDEX
Exhibit Number                     Description	                          Page


3.1   Restated Articles of Incorporation of the Registrant,
      incorporated herein by reference to Exhibit 3.1 to the
      Registrant's Registration Statement on Form S-1,
      Reg. No. 33-47350 (the "Form S-1").                                 N/A

3.2   Amended and Restated Bylaws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 to the
      Registrant's Annual Report on Form 10-K  for the fiscal year
      ended September 30, 1993 (the "1993 Form 10-K").                    N/A

10.1  Employment Agreement dated April 15, 1992, by and between the
     Registrant and Michael J. Mellinger, incorporated herein by
     reference to Exhibit 10.1 to the Form S-1.                            N/A

10.2  Data Research Associates, Inc. 401(k) Profit Sharing Plan,
      incorporated herein by reference to Exhibit  10.2 to
      the Form S-1.                                                        N/A

10.3 Data Research Associates, Inc. 1992 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4 to the
      Registrant's Registration Statement on Form S-8,
      Reg. No. 333-2372.                                                   N/A

10.4 Data Research Associates, Inc. Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.4 to the
      Registrant's Annual Report on Form 10-K for the fiscal year
      ended September 30, 1992.                                            N/A

10.5  Equipment Lease dated April 15, 1991, by and between the
      Registrant and Davandy Management, Inc. incorporated
      herein by reference to Exhibit 10.7 to the Form S-1.                 N/A

10.6  Data Research Associates, Inc. Director Stock Option Plan,
      incorporated herein by reference to Exhibit 4 to the
      Registrant's Registration Statement on Form S-8,
      Reg. No. 33-61762.                                                   N/A

10.7  Aircraft Sales Agreement dated May 20, 1993, by and between the Registrant and Davandy Management, Inc. incorporated
      herein by reference to Exhibit 10.10 to the 1993 Form 10-K.          N/A

10.8  Time Sharing Agreement dated September 10, 1995, by and between the Registrant and Charter Communications, Inc. incorporated
      herein by reference to Exhibit 10.8 to the 1995 Form 10-K.	         N/A

10.9  Data Research Associates, Inc. 401(k) Profit Sharing Plan
      as amended October 1, 1994, incorporated herein by reference
      to Exhibit 10.9 to the 1995 Form 10-K.	                             N/A

10.10  Agreement dated July 9, 1993, by and between the Registrant and Digital Equipment Corporation, incorporated herein by
      reference to Exhibit 10.10 to the 1995 Form 10-K.                    N/A

11    Statement Re: Computation of Per Share Earnings.                     43

Exhibit
Number    Description                                                   Page

21        Subsidiaries of the Registrant.                                 44

23        Consent of  Ernst & Young LLP, independent auditors.            45

23.1       Consent of Price Waterhouse, independent auditors.              46

23.2       Consent of BDA/Deloitte Touche Tohmatsu,
          independent auditors.                                           47

24        Power of Attorney (set forth on signature page).	              40

27        Financial Data Schedule                                         51

99        Report of Price Waterhouse, independent auditors.               48

99.1      Report of Price Waterhouse, independent auditors.               49

99.3      Report of BDA/Deloitte Touche Tohmatsu,
            independent auditors.                                         50