Form 10-Q
period 1996-12-31
DATA RESEARCH ASSOCIATES INC
filed 1997-01-27
CIK 887085

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1996
                                   -------------------------------------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------------------------------------------

Commission File Number: 0-20244
                       -------------------------------------------------------

                              DATA RESEARCH ASSOCIATES, INC.
------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


MISSOURI                                              43-1063230
------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                          63132
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(314)  432-1100
--------------------------------------------------------------
(Registrant's telephone number, including area code)

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
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 15, 1997 there were 5,524,120 shares of the registrant's common stock outstanding.




                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -December 31, 1996
                                            and September 30, 1996

         Consolidated statements of income -Three months ended December 31,
                                            1996 and 1995

         Consolidated statements of cash flows -Three months ended December 31,
                                                1996 and 1995

         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------


SIGNATURES







Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                   December 31,   September 30,
                                                         1996          1996
                                                      (Unaudited)
                                                      -----------      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 4,036       $ 4,855
  Short-term investments                                   10,724         6,968
  Accounts receivable less allowance for doubtful
    accounts of $269:
      Billed                                                6,924        10,803
      Unbilled                                              3,674         3,878
                                                           ------        ------
                                                           10,598        14,681
  Inventories                                                 138           178
  Prepaid expenses                                            786           679
  Deferred income taxes                                       213           166
  Other current assets                                        154           153
                                                           ------        ------
        TOTAL CURRENT ASSETS                               26,649        27,680
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Building and improvements                                 2,426         2,219
  Data processing equipment                                 4,737         4,407
  Furniture, fixtures, and other                            3,193         2,982
                                                           ------        ------
                                                           10,860        10,112
  Less accumulated depreciation                             4,782         4,517
                                                           ------        ------
                                                            6,078         5,595
NOTE RECEIVABLE                                               180           296
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,122 at December 31, 1996
  and $1,057 at September 30, 1996)                           657           522
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,961 at December 31, 1996
  and $2,744 at September 30, 1996)                         2,401         2,568
                                                           ------        ------
                                                          $35,965       $36,661
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,666       $ 1,705
  Employee compensation                                       407           694
  Deferred revenue                                          3,318         3,787
  Customer deposits                                           960         1,164
  Other accrued liabilities                                   550           777
  Income taxes payable                                        494           615
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           7,395         8,742
DEFERRED INCOME TAXES                                         524           473
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000,000 shares authorized, no shares issued
  Common stock, par value $.01 per share--10,000,000
    shares authorized, 5,789,220 shares issued at
    December 31, 1996, 5,777,520 shares issued at
    September 30, 1996                                         58            58
  Additional paid-in capital                                5,779         5,700
  Foreign currency translation adjustment                      32            53
  Retained earnings                                        22,452        21,910
                                                           ------        ------
                                                           28,321        27,721
  Less cost of 265,100 shares of treasury stock               275           275
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         28,046        27,446
                                                           ------        ------
                                                          $35,965       $36,661
                                                           ======        ======
See notes to unaudited consolidated financial statements.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)

                                                             Three months ended
                                                                 December 31,
                                                                1996      1995
                                                               ------    ------

REVENUES
  Hardware                                                    $ 1,396   $ 1,441
  Software                                                      1,302     1,629
  Service and other                                             4,430     3,656
                                                               ------    ------
                                                                7,128     6,726
EXPENSES
  Cost of revenues
    Hardware                                                      976       974
    Software                                                      249       260
    Service and other                                             861       776
                                                               ------    ------
                                                                2,086     2,010

  Salaries and employee benefits	                                2,562     2,507
  General and administrative expenses                           1,488     1,376
  Depreciation and amortization                                   294       264
                                                               ------    ------
                                                                6,430     6,157

    INCOME FROM OPERATIONS                                        698       569

OTHER INCOME                                                      202       166
                                                               ------    ------
     Income before income taxes                                   900       735

PROVISION FOR INCOME TAXES                                        359       315
                                                               ------    ------
    NET INCOME                                                $   541   $   420
                                                               ======    ======

Earnings per share                                            $  0.10   $  0.08
                                                               ======    ======

Weighted average number
  of common shares                                          5,519,917 5,471,100
                                                            ========= =========





See notes to unaudited consolidated financial statements.


                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                        Three months ended
                                                           December 31,
                                                       1996            1995
                                                     -------         -------
OPERATING ACTIVITIES
  Net income                                       $     541        $    420
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      546             520
      Provision for deferred income taxes                  3               -
      Changes in operating assets
        and liabilities:
          Accounts receivable                          4,677           2,168
          Inventories                                     40          (2,090)
          Prepaid expenses and
            other current assets	                        (108)             16
          Accounts payable and
            other current liabilities                 (1,956)            116
          Note receivable                                116              22
                                                      -------         -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                    3,859          1,172
                                                      -------         -------

INVESTING ACTIVITIES
  Purchase of property and equipment                    (752)           (653)
  Purchase of short-term investments                 (15,345)         (3,067)
  Proceeds from sales of short-term investments       11,589           2,049
  Purchased software                                     (48)              -
  Deferred software cost                                (200)            (75)
                                                      -------         -------
            NET CASH USED BY INVESTING ACTIVITIES     (4,756)         (1,746)
                                                      -------         -------

FINANCING ACTIVITIES
  Proceeds from options exercised                         79               -
                                                      -------         -------
            NET CASH PROVIDED BY
              FINANCING ACTIVITIES                        79               -
                                                      -------         -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                   (1)             (2)
                                                      -------         -------

            DECREASE IN CASH AND CASH EQUIVALENTS       (819)           (576)
                                                      -------         -------
Cash and cash equivalents at
  beginning of period                                  4,855           9,036
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD	                       $ 4,036         $ 8,460
                                                      =======         =======




See notes to the unaudited consolidated financial statements.





                       DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    DECEMBER 31, 1996

1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1996, contained in the Company's annual report for the year ended September 30, 1996. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at December 31, 1996, and September 30, 1996.

3. Income Taxes

The provision for income taxes is computed using the liability method. The difference between the effective income tax rate and the U.S. federal income tax rate is a result of state taxes and subsidiaries' losses for which there is no current tax benefit.


4.  Common Stock Split

On July 18, 1996, the Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, paid August 19, 1996, to holders of record on August 5, 1996. The financial statements, including share, per share and price per share data, have been retroactively adjusted to reflect the stock split, except for the treasury shares.




                      DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support and product maintenance. Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly over the term of the maintenance contract. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred. All costs qualifying for deferral are reported on the balance sheet as deferred software costs and amortized over the estimated useful life of the product. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses than on sales of hardware or services. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

  The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Company's revenues will be increasingly dependent on sales of its next-generation system which is currently being developed. The timing of the completion of this system, which is based on object-oriented client/server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff.

  Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain forward looking statements that involve uncertainties and risks. The Company's future results could differ materially from those discussed in this document. Factors that could cause a contribution to such differences, include, but are not limited to, those presented in the Company's Form 10K for the year ended September 30, 1996.

Results of Operations

Three Months Ended December 31, 1996 compared to Three Months Ended December 31, 1995

  Hardware revenues remained constant at $1.4 million for the three months ended December 31, 1996, and December 31, 1995. The gross margin percentage on hardware was 30% in the three months ended December 31, 1996, and 32% in the three months ended December 31, 1995. The decrease is due primarily to one large sale with a low gross margin in the three months ended December 31, 1996.

  Software license revenues decreased $.3 million, or 20%, to $1.3 million in the three months ended December 31, 1996, from $1.6 million in the three months ended December 31, 1996. The decrease is primarily due to a reduction of third party software sold during the three months ended December 31, 1996. The gross margin percentages on software decreased to 81% in the three months ended December 31, 1996, from 84% the three months ended December 31, 1995. The decrease is primarily due to increased amortization expense charged to software cost of revenues in the three months ended December 31, 1996.


  Service and other revenues increased $.7 million, or 21%, to $4.4 million in the three months ended December 31, 1996, from $3.7 million in the three months ended December 31, 1995. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases.
The gross margin percentage on service and other revenues increased to 81% for the three months ended December 31, 1996, from 79% for the three months ended December 31, 1995. This increase is primarily due to an $.4 increase in software maintenance in the three months ended December 31, 1996. Software maintenance revenues have a higher margin then other service and other revenues.

  Salaries and employee benefits increased $.1 million, or 2%, to $2.6 million in the three months ended December 31, 1996, from $2.5 million in the three months ended December 31, 1995. This increase is primarily attributable to annual salary increases offset by capitalization of salaries and employee benefits related to software development.

  General and administrative expenses increased $.1 million, or 8%, to $1.5 million in the three months ended December 31, 1996, from $1.4 in the three months ended December 31, 1996. The increase is primarily a result of increased research and development costs during the three months ended December 31, 1996.

  Income from operations increased $.1 million, or 23%, to $.7 million in the three months ended December 31, 1996, from $.6 million in the three months ended December 31, 1995.

  The Company's consolidated effective tax rate was 40% for the three month period ended December 31, 1996, and 43% for the three month period ended December 31, 1995. The rates reflect the change in the level of the Company's foreign subsidiaries' losses, for which the Company can not currently recognize any tax benefit.


Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At December 31, 1996, the Company's working capital was $19.3 million and its ratio of current assets to current liabilities was 3.6 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.2 to 1 at September 30, 1996.

  Net cash provided by operating activities was $3.9 million for the three months ended December 31, 1996, compared to $1.2 million for the three months ended December 31, 1995. The increase in net cash provided by operations was primarily due to higher cash receipts on accounts receivable for the three months ended December 31, 1996, compared to the three months ended December 31, 1995.

  Net cash used by investing activities was $4.8 million for the three months ended December 31, 1996, compared to $1.7 million for the three months ended December 31, 1995. The increase in net cash used by investing activities is primarily due to a net increase of approximately $3.8 million in short-term investments.

  Net cash provided by financing activities for the three months ended December 31, 1996, was $.1 million due to the exercise of stock options during the three months ended December 31, 1996. In January 1996, management extended the Company's $6.0 million line of credit to January 1997. The line of credit was extended with a reduced rate of interest. All other terms remain the same. The line of credit now bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $4.0 million, short-term investments of $10.7 million, accounts receivable of $10.6 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $7.4 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. The Company has made no material commitments with respect to capital expenditures planned for fiscal 1997. Management believes that with total long-term liabilities of approximately $.5 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.



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

Item 6. Exhibits and Reports on Form 8-K.

(a) No exhibits are required to be filed for the three months ended December 31, 1996.

    (b) No reports on Form 8-K were required to be filed during the three months ended December 31, 1996.




                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



January 27, 1996                            /s/ Michael J. Mellinger
-----------------                           ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

January 27, 1996                            /s/ Katharine W. Biggs
-----------------                           ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)





