Form 10-Q
period 1997-03-31
DATA RESEARCH ASSOCIATES INC
filed 1997-05-09
CIK 887085

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997
                                   ---------------------------------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ---------------------------------------------

Commission File Number: 0-20244
                       -------------------------------------------------------

                              DATA RESEARCH ASSOCIATES, INC.
------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


MISSOURI                                              43-1063230
------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                          63132
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(314)  432-1100
--------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 15, 1997 there were 5,536,870 shares of the registrant's common stock outstanding.





                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -March 31, 1997
                                            and September 30, 1996

         Consolidated statements of income -Three months ended March 31,
                                            1997 and 1996
                                           -Six months ended March 31,
                                            1997 and 1996

         Consolidated statements of cash flows -Six months ended March 31,
                                                1997 and 1996

         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders.


SIGNATURES






























                                       2


Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                                       March 31,  September 30,
                                                         1997          1996
                                                      (Unaudited)
                                                      -----------      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 5,201       $ 4,855
  Short-term investments                                    8,708         6,968
  Accounts receivable less allowance for doubtful
    accounts of $81 at March 31, 1997 and
    $269 at September 30, 1996:
      Billed                                                8,491        10,803
      Unbilled                                              3,241         3,878
                                                           ------        ------
                                                           11,732        14,681
  Inventories                                                 123           178
  Prepaid expenses                                            987           679
  Deferred income taxes                                       133           166
  Other current assets                                        178           153
                                                           ------        ------
        TOTAL CURRENT ASSETS                               27,062        27,680
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Building and improvements                                 2,433         2,219
  Data processing equipment                                 4,903         4,407
  Furniture, fixtures, and other                            3,478         2,982
                                                           ------        ------
                                                           11,318        10,112
  Less accumulated depreciation                             5,068         4,517
                                                           ------        ------
                                                            6,250         5,595
NOTE RECEIVABLE                                               135           296
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,188 at March 31, 1997
  and $1,057 at September 30, 1996)                         1,091           522
INTANGIBLE ASSETS (net of accumulated
  amortization of $3,151 at March 31, 1997
  and $2,744 at September 30, 1996)                         2,256         2,568
                                                           ------        ------
                                                          $36,794       $36,661
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,811       $ 1,705
  Employee compensation                                       479           694
  Deferred revenue                                          3,217         3,787
  Customer deposits                                         1,103         1,164
  Other accrued liabilities                                   566           777
  Income taxes payable                                        624           615
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           7,800         8,742
DEFERRED INCOME TAXES                                         354           473
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000,000 shares authorized, no shares issued               -             -
  Common stock, par value $.01 per share--10,000,000
    shares authorized, 5,536,870 shares issued at
    March 31, 1997, 5,777,520 shares issued at
    September 30, 1996                                         55            58
  Additional paid-in capital                                5,569         5,700
  Foreign currency translation adjustment                    (105)           53
  Retained earnings                                        23,121        21,910
                                                           ------        ------
                                                           28,640        27,721
  Less cost of 265,100 shares of treasury stock                 -           275
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         28,640        27,446
                                                           ------        ------
                                                          $36,794       $36,661
                                                           ======        ======
See notes to unaudited consolidated financial statements.
                                       3

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)

                                       Three months ended    Six months ended
                                            March 31,           March 31,
                                         1997      1996       1997     1996
                                        ------    ------     ------    ------

REVENUES
  Hardware                             $ 3,235   $ 5,819    $ 4,631   $ 7,260
  Software                               2,196     2,216      3,498     3,845
  Service and other                      4,426     4,139      8,856     7,795
                                        ------    ------     ------    ------
                                         9,857    12,174     16,985    18,900
EXPENSES
  Cost of revenues
    Hardware                             2,232     4,758      3,208     5,732
    Software                               401       318        650       578
    Service and other                    1,281     1,100      2,142     1,876
                                        ------    ------     ------    ------
                                         3,914     6,176      6,000     8,186

  Salaries and employee benefits	         2,462     2,538      5,024     5,045
  General and administrative expenses    1,648     1,603      3,136     2,979
  Depreciation and amortization            329       273        623       537
                                        ------    ------     ------    ------
                                         8,353    10,590     14,783    16,747

    INCOME FROM OPERATIONS               1,504     1,584      2,202     2,153

OTHER INCOME                               204       185        406       351
                                        ------    ------     ------    ------
     Income before income taxes          1,708     1,769      2,608     2,504

PROVISION FOR INCOME TAXES                 486       625        845       940
                                        ------    ------     ------    ------
    NET INCOME                         $ 1,222   $ 1,144    $ 1,763   $ 1,564
                                        ======    ======     ======    ======

Earnings per share                     $  0.22   $  0.21    $  0.32   $  0.29
                                        ======    ======     ======    ======

Weighted average number
  of common shares                   5,532,478 5,477,117  5,531,416 5,474,093
                                     ========= =========  ========= =========

Dividends declared
  per share                            $     -   $     -     $  .10    $    -
                                     ========= =========  ========= =========


















See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Six months ended
                                                             March 31,
                                                       1997            1996
                                                     -------         -------
OPERATING ACTIVITIES
  Net income                                       $   1,763        $  1,564
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                    1,056           1,031
      Provision for deferred income taxes                (87)             55
      Changes in operating assets
        and liabilities:
          Accounts receivable                          2,876          (3,150)
          Inventories                                     54             (17)
          Prepaid expenses and
            other current assets	                        (303)            (82)
          Accounts payable and
            other current liabilities                   (877)            451
          Note receivable                                161              45
                                                      -------         -------
            NET CASH PROVIDED BY (USED BY)
                OPERATING ACTIVITIES                   4,643            (103)
                                                      -------         -------

INVESTING ACTIVITIES
  Purchase of property and equipment                  (1,235)         (1,291)
  Purchase of short-term investments                 (36,251)         (6,013)
  Proceeds from sales of short-term investments       34,511           4,000
  Purchased software                                     (48)           (158)
  Deferred software cost                                (700)           (140)
                                                      -------         -------
            NET CASH USED BY INVESTING ACTIVITIES     (3,723)         (3,602)
                                                      -------         -------

FINANCING ACTIVITIES
  Proceeds from options exercised                        141              35
  Dividends paid                                        (552)              -
                                                      -------         -------
            NET CASH (USED BY) PROVIDED BY
              FINANCING ACTIVITIES                      (411)             35
                                                      -------         -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                 (163)            (23)
                                                      -------         -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        346          (3,693)
                                                      -------         -------
Cash and cash equivalents at
  beginning of period                                  4,855           9,036
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD	                       $ 5,201         $ 5,343
                                                      =======         =======




See notes to unaudited consolidated financial statements.

                     DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

                NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                     MARCH 31, 1997

1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company" or "DRA") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1996, contained in the Company's annual report for the year ended
September 30, 1996. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended
March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at March 31, 1997, and September 30, 1996.

3. Income Taxes

The provision for income taxes is computed using the liability method. The difference between the effective income tax rate and the U.S. federal income tax rate is a result of state taxes and the difference between the financial statement and federal income tax recognition of foreign losses.

4.  Treasury Stock Retirement

On February 12, 1997, the Company retired the 265,100 shares of common stock held in treasury.

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

Results of Operations

Three Months Ended March 31, 1997 compared to Three Months Ended
March 31, 1996

  Hardware revenues decreased $2.6 million, or 44%, to $3.2 million in the three months ended March 31, 1997, from $5.8 million in the three months ended March 31, 1996. The decrease was primarily due to the shipment of two large full service contracts that generated $3.5 million in revenue in the three months ended March 31, 1996. The gross margin percentage on hardware was 31% in the three months ended March 31, 1997, and 18% in the three months ended March 31, 1996. The increase is due primarily to a larger percentage of hardware sales being derived from PC's in the three months ended March 31, 1996. PC's have historically had a lower gross margin than other components of integrated hardware systems.

  Software license revenues remained consistent at $2.2 million in the three months ended March 31, 1997, and the three months ended March 31, 1996. The gross margin percentage on software decreased to 82% in the three months ended March 31, 1997, from 86% in the three months ended March 31, 1996. The decrease is primarily due to the mix of third party software sold. While all third party software typically has a lower gross margin than DRA developed software, the margin of third party software varies according to the type of software and the terms that DRA has negotiated with the developer of the product. These margins currently range from 50% to 80% of the list price of the product.

  Service and other revenues increased $.3 million, or 7%, to $4.4 million in the three months ended March 31, 1997, from $4.1 million in the three months ended March 31, 1996. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases.
The gross margin percentage on service and other revenues decreased to 71% for the three months ended March 31, 1997, from 73% for the three months ended March 31, 1996. This decrease is primarily due to the increase in the three months ended March 31, 1997, of DRA Net revenues which have a lower margin than other service revenues.

  Salaries and employee benefits remained consistent at $2.5 million in the three months ended March 31, 1997, and in the three months ended March 31, 1996. Annual salary increases in 1997 were offset by higher capitalization of salaries and employee benefits related to software development in the three months ended March 31, 1997, than in the three months ended March 31, 1996.

  General and administrative expenses remained consistent at $1.6 million in the three months ended March 31, 1997, and in the three months ended March 31, 1996.

  Income from operations decreased $.1 million, or 5%, to $1.5 million in the three months ended March 31, 1997, from $1.6 million in the three months ended March 31, 1996.

  The Company's consolidated effective tax rate was 28% for the three month period ended March 31, 1997, and 35% for the three month period ended
March 31, 1996. The rates reflect the change in the valuation of the Company's foreign subsidiaries' losses. The Company expects to utilize net operating losses of certain of the Company's foreign subsidiaries in 1997, accordingly, the Company's effective tax rate for the three month period ended March 31, 1997, reflects a reduction in the effective tax rate in order to approximate the expected effective rate for the fiscal year ending September 30, 1997.

Results of Operations

Six Months Ended March 31, 1997 compared to Six Months Ended
March 31, 1996

  Hardware revenues decreased $2.7 million, or 36%, to $4.6 million in the six months ended March 31, 1997, from $7.3 million in the six months ended March 31, 1996. The decrease was primarily due to the shipment of two large full service contracts that generated $3.5 million in revenue in the six months ended March 31, 1996. The gross margin percentage on hardware was 31% in the six months ended March 31, 1997, and 21% in the six months ended March 31, 1996. The increase is due primarily to a larger percentage of hardware sales being derived from PC's in the six months ended March 31, 1996. PC's have historically had a lower gross margin than other components of integrated hardware systems.

  Software license revenues decreased $.3 million, or 9%, to $3.5 million in the six months ended March 31, 1997 from $3.8 million in the six months ended March 31, 1996. The decrease is primarily due to a reduction of third party software sold during the six months ended March 31, 1997. The gross margin percentage on software decreased to 81% in the six months ended March 31, 1997, from 85% in the three months ended March 31, 1996. The decrease is primarily due to the mix of third party software sold. While all third party software typically has a lower gross margin than DRA developed software, the margin of third party software varies according to the type of software and the terms that DRA has negotiated with the developer of the product. These margins currently range from 50% to 80% of the list price of the product

  Service and other revenues increased $1.1 million, or 14%, to $8.9 million in the six months ended March 31, 1997, from $7.8 million in the six months ended March 31, 1996. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases.
The gross margin percentage on service and other revenues remained consistent at 76% for the six months ended March 31, 1997, and for the six months ended March 31, 1996.

  Salaries and employee benefits remained consistent at $5.0 million in the six months ended March 31, 1997, and in the six months ended March 31, 1996. Annual salary increases in 1997 were offset by higher capitalization of salaries and employee benefits related to software development in the six months ended March 31, 1997, than in the six months ended March 31, 1996.

  General and administrative expenses increased $.1 million, or 5%, to $3.1 million in the six months ended March 31, 1997, from $3.0 million in the three months ended March 31, 1996.

  Income from operations remained consistent at $2.2 million, for the six months ended March 31, 1997, and for the six months ended March 31, 1996.

  The Company's consolidated effective tax rate was 32% for the six month period ended March 31, 1997, and 38% for the six month period ended
March 31, 1996. The rates reflect the change in the valuation of the Company's foreign subsidiaries' losses. The Company expects to utilize net operating losses of certain of the Company's foreign subsidiaries in 1997, accordingly, the Company's effective tax rate for the six month period ended March 31, 1997, reflects a reduction in the effective tax rate in order to approximate the expected effective rate for the fiscal year ending September 30, 1997.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At March 31, 1997, the Company's working capital was $19.3 million and its ratio of current assets to current liabilities was 3.5 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.2 to 1 at September 30, 1996.

  Net cash provided by operating activities was $4.6 million for the six months ended March 31, 1997, compared to $.1 million used by operating activities for the six months ended March 31, 1996. The increase in cash provided by operating activities is primarily due to $4.5 million of unbilled accounts receivable at March 31, 1996. This amount related to two contracts and has been billed and collected as of March 31, 1997.

  Net cash used by investing activities was $3.7 million for the six months ended March 31, 1997, compared to $3.6 million for the six months ended March 31, 1996. The increase in net cash used by investing activities is primarily a result of an increase in capitalization of deferred software costs offset by a decrease in the net purchases of short-term investments in the six months ended March 31, 1997, compared to the six months ended March 31, 1996.

  Financing activities for the six months ended March 31, 1997, include the payment of a $.10 per share dividend in January 1997. Also in January 1997, management extended the Company's $6.0 million line of credit to January 1998. All terms remain the same. The line of credit bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since
May 1991.

  Management believes that, with the current cash position of $5.2 million, short-term investments of $8.7 million, accounts receivable of $11.7 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $7.8 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. The Company has made no material commitments with respect to capital expenditures planned for fiscal 1997. Management believes that with total long-term liabilities of approximately $.4 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of Shareholders of the Company
           (the "Annual Meeting") was held on February 12, 1997.
           Of the 5,522,620 shares entitled to vote at the Annual
           Meeting, 5,206,307 shares were present at such meeting in person or by proxy.

        (b) Not applicable.

        (c) At the Annual Meeting, the shareholders of the Company elected Carole Cotton as a Class B Director of the Company, to hold office until the annual meeting of the Company's shareholders in 2000 and until her successor has been duly elected and qualified, by a vote of 5,197,482 for and 8,825 withheld.


            At the Annual Meeting, the shareholders of the Company elected Donald P. Gallop as a Class B Director of the Company, to hold office until the annual meeting of the Company's shareholders in 2000 and until his successor has been duly elected and qualified, by a vote of 5,196,557 for and 9,750 withheld.


            The First Amendment to Data Research Associates, Inc. Director Stock Option Plan (the "Amendment") was adopted by the Board of Directors November 21, 1996, and was submitted to the shareholders of the Company for their approval at the Annual Meeting. The Amendment increased the aggregate number of shares available to be issued under the Data Research Associates, Inc. Director Stock Option Plan from 75,000 to 175,000. The Amendment was approved by the shareholders by a vote of 5,155,088 for, 35,594 against, and 8,614 abstentions and broker nonvotes.

            (d) Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.1  Employment Agreement

        27   Financial Data Schedule

    (b) No reports on Form 8-K were required to be filed during the three months ended March 31, 1997.

                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



May 9, 1997                                 /s/ Michael J. Mellinger
-----------------                           ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


May 9, 1997                                 /s/Katharine W. Biggs
-----------------                           ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)