Form 10-Q
period 1997-06-30
DATA RESEARCH ASSOCIATES INC
filed 1997-08-08
CIK 887085

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997
                                   -------------------------------------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------------------------------------------

Commission File Number: 0-20244
                       -------------------------------------------------------

                              DATA RESEARCH ASSOCIATES, INC.
------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


MISSOURI                                              43-1063230
-----------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                          63132
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

1-314-432-1100
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 15, 1997 there were 5,538,870 shares of the registrant's common stock outstanding.





                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -June 30, 1997
                                            and September 30, 1996

         Consolidated statements of income -Three months ended June 30,
                                            1997 and 1996
                                           -Nine months ended June 30,
                                            1997 and 1996

         Consolidated statements of cash flows -Nine months ended June 30,
                                                1997 and 1996

         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information

Item 6.  Exhibits


SIGNATURES






















Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                                        June 30,   September 30,
                                                         1997          1996
                                                      (Unaudited)
                                                      -----------      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 5,442       $ 4,855
  Short-term investments                                   11,743         6,968
  Accounts receivable less allowance for doubtful
    accounts of $81 at June 30, 1997 and
    $269 at September 30, 1996:
      Billed                                                6,817        10,803
      Unbilled                                              1,880         3,878
                                                           ------        ------
                                                            8,697        14,681
  Inventories                                                 156           178
  Prepaid expenses                                          1,016           679
  Deferred income taxes                                       184           166
  Other current assets                                        167           153
                                                           ------        ------
        TOTAL CURRENT ASSETS                               27,405        27,680
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Buildings and improvements                                2,498         2,219
  Data processing equipment                                 5,232         4,407
  Furniture, fixtures, and other                            3,671         2,982
                                                           ------        ------
                                                           11,905        10,112
  Less accumulated depreciation                             5,364         4,517
                                                           ------        ------
                                                            6,541         5,595
NOTE RECEIVABLE                                               126           296
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,254 at June 30, 1997
  and $1,057 at September 30, 1996)                         1,425           522
INTANGIBLE ASSETS (net of accumulated
  amortization of $3,381 at June 30, 1997
  and $2,744 at September 30, 1996)                         2,156         2,568
                                                           ------        ------
                                                          $37,653       $36,661
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,996       $ 1,705
  Employee compensation                                       413           694
  Deferred revenue                                          2,860         3,787
  Customer deposits                                           962         1,164
  Other accrued liabilities                                   460           777
  Income taxes payable                                        445           615
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           7,136         8,742
DEFERRED INCOME TAXES                                         813           473
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000,000 shares authorized, no shares issued               -             -
  Common stock, par value $.01 per share--10,000,000
    shares authorized, 5,538,870 shares issued at
    June 30, 1997, 5,777,520 shares issued at
    September 30, 1996                                         55            58
  Additional paid-in capital                                5,581         5,700
  Foreign currency translation adjustment                     (85)           53
  Retained earnings                                        24,153        21,910
                                                           ------        ------
                                                           29,704        27,721
  Less cost of 265,100 shares of treasury stock                 -           275
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         29,704        27,446
                                                           ------        ------
                                                          $37,653       $36,661
                                                           ======        ======
See notes to unaudited consolidated financial statements.
                                       3

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)

                                       Three months ended    Nine months ended
                                             June 30,            June 30,
                                         1997      1996       1997     1996
                                        ------    ------     ------    ------

REVENUES
  Hardware                             $ 2,027   $ 1,765    $ 6,658   $ 9,025
  Software                               1.831     2,382      5,329     6,227
  Service and other                      4,844     4,764     13,700    12,559
                                        ------    ------     ------    ------
                                         8,702     8,911     25,687    27,811
EXPENSES
  Cost of revenues
    Hardware                             1,378     1,007      4,586     6,739
    Software                               416       202      1,066       780
    Service and other                    1,165     1,106      3,307     2,982
                                        ------    ------     ------    ------
                                         2,959     2,315      8,959    10,501

  Salaries and employee benefits         2,238     2,736      7,262     7,781
  General and administrative expenses    1,686     1,777      4,822     4,756
  Depreciation and amortization            337       284        960       821
                                        ------    ------     ------    ------
                                         7,220     7,112     22,003    23,859

    INCOME FROM OPERATIONS               1,482     1,799      3,684     3,952

OTHER INCOME                               195       100        601       451
                                        ------    ------     ------    ------
     Income before income taxes          1,677     1,899      4,285     4,403

PROVISION FOR INCOME TAXES                 646       725      1,491     1,665
                                        ------    ------     ------    ------
    NET INCOME                         $ 1,031   $ 1,174    $ 2,794   $ 2,738
                                        ======    ======     ======    ======

Earnings per share                     $  0.19   $  0.21    $  0.51   $  0.50
                                        ======    ======     ======    ======

Weighted average number
  of common shares                   5,538,870 5,488,692  5,531,813 5,488,692
                                     ========= =========  ========= =========

Dividends declared
  per share                            $     -   $     -     $  .10    $    -
                                     ========= =========  ========= =========









See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Nine months ended
                                                             June 30,
                                                       1997            1996
                                                     -------         -------
OPERATING ACTIVITIES
  Net income                                       $   2,794        $  2,738
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                    1,542           1,592
      Provision for deferred income taxes                321             180
      Gain on disposal of property and equipment          (4)              -
      Changes in operating assets
        and liabilities:
          Accounts receivable                          5,904          (4,449)
          Inventories                                     21            (243)
          Prepaid expenses and
            other current assets                        (361)           (254)
          Accounts payable and
            other current liabilities                 (1,473)         (1,380)
          Note receivable                                170              88
                                                      -------         -------
            NET CASH PROVIDED BY (USED BY)
                OPERATING ACTIVITIES                   8,914          (1,728)
                                                      -------         -------

INVESTING ACTIVITIES
  Purchase of property and equipment                  (1,847)         (1,505)
  Purchase of short-term investments                 (50,175)         (8,525)
  Proceeds from sales of short-term investments       45,400           6,929
  Purchased software                                     (65)           (249)
  Deferred software cost                              (1,100)           (298)
                                                      -------         -------
            NET CASH USED BY INVESTING ACTIVITIES     (7,787)         (3,648)
                                                      -------         -------

FINANCING ACTIVITIES
  Proceeds from options exercised                        154              70
  Dividends paid                                        (552)              -
                                                      -------         -------
            NET CASH (USED BY) PROVIDED BY
              FINANCING ACTIVITIES                      (398)             70
                                                      -------         -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                 (142)            (24)
                                                      -------         -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        587          (5,330)
                                                      -------         -------
Cash and cash equivalents at
  beginning of period                                  4,855           9,036
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                       $ 5,442         $ 3,706
                                                     =======         =======

See notes to unaudited consolidated financial statements.

                     DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

                NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                     JUNE 30, 1997

1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company" or "DRA") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1996, contained in the Company's annual report for the year ended
September 30, 1996. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended
June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at June 30, 1997, and September 30, 1996.

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

  The Company generally operates with little backlog and most of its revenues in each quarter result from orders booked in that quarter; however, currently the Company has a backlog related to two significant contracts. These customers are awaiting completion of the Company's next-generation system named TAOS. Delays in the release of TAOS could have a significantly negative impact on the Company's sales and results of operations. Because of the complexities inherent in developing software products as sophisticated as those sold by the Company and the lengthy testing periods associated with such products, no assurance can be given that future product introductions by the Company will not be delayed. In the future, the Company's revenues will be increasingly dependent on sales of TAOS which is currently being developed. The timing of the completion of this system, which is based on object-oriented client/server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff.

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

Results of Operations

Three Months Ended June 30, 1997 compared to Three Months Ended
June 30, 1996

  Hardware revenues increased $.2 million, or 15%, to $2.0 million in the three months ended June 30, 1997, from $1.8 million in the three months ended June 30, 1996. The increase was primarily due to shipment of hardware to the Company's current customers. The gross margin percentage on hardware was 32% in the three months ended June 30, 1997, and 43% in the three months ended June 30, 1996. The decrease is due primarily to a larger percentage of hardware sales being derived from PC's in the three months ended June 30, 1997. PC's have historically had a lower gross margin than other components of integrated hardware systems.


  Software license revenues decreased $.6 million, or 23%, to $1.8 million in the three months ended June 30, 1997, from $2.4 million for the three months ended June 30, 1996. The decrease is primarily due to the shipment of one large contract in the three months ended June 30, 1996. The gross margin percentage on software decreased to 77% in the three months ended June 30, 1997, from 92% in the three months ended June 30, 1996. The decrease is primarily due to the mix of third party software sold. While all third party software typically has a lower gross margin than DRA developed software, the margin of third party software varies according to the type of software and the terms that DRA has negotiated with the developer of the product. These margins currently range from 50% to 80% of the list price of the product. Increased amortization expense charged to software cost of revenues in the three months ended June
30, 1997, also contributed to the decrease in gross margin.


  Service and other revenues remained consistent at $4.8 million in the three months ended June 30, 1997, and in the three months ended
June 30, 1996. Management expects that maintenance revenues will increase as the base of licensed software products increases. The gross margin percentage on service and other revenues decreased to 76% for the three months ended June 30, 1997, from 77% for the three months ended June 30, 1996. This decrease is primarily due to the increase in the three months ended June 30, 1997, of DRA Net revenues which have a lower margin than other service revenues.

  Salaries and employee benefits decreased $.5 million, or 18%, to $2.2 million in the three months ended June 30, 1997, from $2.7 million in the three months ended June 30, 1996. Annual salary increases in 1997 were offset by higher capitalization of salaries and employee benefits related to software development in the three months ended June 30, 1997, than in the three months ended June 30, 1996.

  General and administrative expenses remained consistent at $1.7 million in the three months ended June 30, 1997, and $1.8 million in the three months ended June 30, 1996.

  Income from operations decreased $.3 million, or 18%, to $1.5 million in the three months ended June 30, 1997, from $1.8 million in the three months ended June 30, 1996. The decrease is primarily due to a reduction in software sales in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

  The Company's consolidated effective tax rate was 38% for the three month period ended June 30, 1997, and the three month period ended June 30, 1996.










Results of Operations

Nine Months Ended June 30, 1997 compared to Nine Months Ended
June 30, 1996

  Hardware revenues decreased $2.3 million, or 26%, to $6.7 million in the nine months ended June 30, 1997, from $9.0 million in the nine months ended June 30, 1996. The decrease was primarily due to the shipment of two large full service contracts that generated $3.5 million in revenue in the nine months ended June 30, 1996. The gross margin percentage on hardware was 32% in the nine months ended June 30, 1997, and 25% in the nine months ended June 30, 1996. The increase is due primarily to a smaller percentage of hardware sales being derived from PC's in the nine months ended June 30, 1997, PC's have historically had a lower gross margin than other components of integrated hardware systems.

  Software license revenues decreased $.9 million, or 14%, to $5.3 million in the nine months ended June 30, 1997 from $6.2 million in the nine months ended June 30, 1996. The decrease is primarily due to the shipment of one large contract in the nine months ended June 30, 1996. The gross margin percentage on software was 80% in the nine months ended June 30, 1997, and 87% in the nine months ended June 30, 1996. The decrease in gross margin is primarily due to increased amortization expense charged to software cost of revenues in the nine months ended June 30, 1997.


  Service and other revenues increased $1.1 million, or 9%, to $13.7 million in the nine months ended June 30, 1997, from $12.6 million in the nine months ended June 30, 1996. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases.
The gross margin percentage on service and other revenues remained consistent at 76% for the nine months ended June 30, 1997, and for the nine months ended June 30, 1996.

  Salaries and employee benefits decreased $.5 million, or 7%, to $7.3 million in the nine months ended June 30, 1997, from $7.8 million in the nine months ended March 31, 1996. Annual salary increases in 1997 were offset by higher capitalization of salaries and employee benefits related to software development in the nine months ended June 30, 1997, than in the nine months ended June 30, 1996.

  General and administrative expenses remained consistent at $4.8 million, for the nine months ended June 30, 1997, and for the nine months ended June 30, 1996.

  Income from operations decreased $.3 million, or 7%, to $3.7 million in the nine months ended June 30, 1997, from $4.0 million the nine months ended
June 30, 1996.

  The Company's consolidated effective tax rate was 35% for the nine month period ended June 30, 1997, and 38% for the nine month period ended
June 30, 1996. The rates reflect the change in the valuation of the Company's foreign subsidiaries' losses. The Company expects to utilize net operating losses of certain of the Company's foreign subsidiaries in 1997. Accordingly, the Company's effective tax rate for the nine month period ended June 30, 1997, reflects a reduction in the effective tax rate in order to approximate the expected effective rate for the fiscal year ending September 30, 1997.







Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At June 30, 1997, the Company's working capital was $20.3 million and its ratio of current assets to current liabilities was 3.8 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.2 to 1 at September 30, 1996.

  Net cash provided by operating activities was $8.9 million for the nine months ended June 30, 1997, compared to $1.7 million used by operating activities for the nine months ended June 30, 1996. The increase in cash provided by operating activities is primarily due to the reduction of accounts receivable to $8.7 million at June 30, 1997, from $15.5 million June 30, 1996. This amount related to two contracts and has been collected as of June 30, 1997.

  Net cash used by investing activities was $7.8 million for the nine months ended June 30, 1997, compared to $3.6 million for the nine months ended
June 30, 1996. The increase in net cash used by investing activities is primarily a result of an increase net purchases of short-term investments in the nine months ended June 30, 1997, compared to the nine months ended June 30, 1996.

  Financing activities for the nine months ended June 30, 1997, include the payment of a $.10 per share dividend in January 1997. Also in January 1997, management extended the Company's $6.0 million line of credit to January 1998 All terms remain the same. The line of credit bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since
May 1991.

  Management believes that, with the current cash position of $5.4 million, short-term investments of $11.7 million, accounts receivable of $8.7 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $7.1 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. The Board of Directors has authorized management to repurchase its Common Stock in an aggregate amount of up to $4 million.
The Company has made no material commitments with respect to capital expenditures planned for fiscal 1997. Management believes that with total long-term liabilities of approximately $.8 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.







                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

        On July 17, 1997, the Board of Directors authorized the repurchase of the Company's Common Stock in an aggregate amount of up to $4 million in purchase price.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits
        10.1 First Amendment to Employment Agreement
        10.2 Data Research Associates, Inc. Cafeteria Plan as Amended to include the Data Research Associates, Inc. Dependent Care Assistance Plan
        27   Financial Data Schedule
        99   Press Release

    (b) No reports on Form 8-K were required to be filed during the three months ended June 30, 1997.

                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



August 8, 1997                               /s/ Michael J. Mellinger
-----------------                           ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


August 8, 1997                               /s/ Katharine W. Biggs
-----------------                           ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

































