Form 10-K
period 1997-09-30
DATA RESEARCH ASSOCIATES INC
filed 1997-12-10
CIK 887085

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

    For the fiscal year ended   SEPTEMBER 30, 1997

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $37,125,816 as of November 30, 1997.

  At November 30, 1997 there were 5,542,670 shares of the registrant's common stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Report by reference:


  PART III: The definitive proxy statement of the registrant (to be filed pursuant to Regulation 14A) for the registrant's 1998 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13 of this Report.

                     Exhibit Index is on Page 42 of this Report.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Item 13.     Certain Relationships and Related Transactions.

PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


SIGNATURES

Exhibit Index

  Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including under the caption "Cautionary Statements - Additional Important Factors to Be Considered."

PART I.

ITEM 1. BUSINESS.

GENERAL

  Data Research Associates, Inc., a Missouri corporation, and its subsidiaries (collectively, the "Company" or "DRA") is a leading systems integrator for libraries and other information providers, offering its own proprietary information services software; third party software and hardware; Internet, World Wide Web, and other networking services; and other related support services. The Company provides a selection of automation systems: the Data Research System ("DRA Classic"), the INLEX/3000 System, and the MultiLIS System. Each of these is a comprehensive, fully integrated package of modular software applications and is designed to allow customers to add applications without modifying their existing databases, hardware, or software. The
Company also provides a wide variety of services designed to support the automation of the library. The Company's software packages are adaptable for use in academic, public, school, and special libraries ranging from single libraries to large, multi-branch systems and consortia. The Company's library customer base at November 30, 1997, is more than 800 systems serving over 2,300 individual libraries in the United States, Canada, Europe, South America, and the Pacific Rim. The Company provides internet services to corporations and institutions outside of its traditional library market.

  Recognizing a trend toward increased sharing of information resources among libraries, the Company has designed and implemented electronic networking services that allow libraries to share information resources and reduce their costs of acquiring and maintaining such resources. DRA has also established itself as a leader in the development of transparent networking. Products and services associated with DRA Net, the Company's dedicated, high-speed telecommunications network, facilitate what management believes is an evolution toward the "library without walls"--a library whose information resources are not limited by its physical boundaries.

THE LIBRARY AUTOMATION MARKETPLACE AND CUSTOMERS

  Libraries began to use computers in the late 1960s and early 1970s primarily as a tool to automate manual circulation processes. Automation gradually spread throughout the library to include other tasks, such as cataloging, acquisitions, and the replacement of card catalogs with the automated public access catalogs. DRA was founded in 1975 and entered the library automation marketplace with the design philosophy of integrating these diverse functions to use a single biblio-graphic database based on a national standard for machine-readable cataloging ("MARC"). With other automation systems of that time, there was often a substantial duplication of effort required to maintain different databases for each of the discrete functions performed in the library. In addition, the lack of standardization in the format of its bibliographic database often forced a library to reenter its entire catalog if it changed automation systems.

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

U.S. AND CANADIAN MARKETS. The library marketplace in the United States and Canada is segmented by general industry practice into four broad types: academic, public, school, and special libraries. Combinations of segments exist in library networks and consortia, which consist of two or more independent libraries, not necessarily of the same size or even the same type, that purchase a single automation system to achieve economies of scale and/or resource-sharing.

  Academic, or higher education, libraries include community or junior college, four-year college and university, and research libraries. School libraries include those located in schools with students in kindergarten through high school. Special libraries include corporate libraries and other private, nonacademic research institutions.

  In addition to providing the Data Research System, the INLEX/3000 System and the MultiLIS System to academic, public, school, and special libraries, the Company also provides an automated system for an extremely specialized type of library, the library for the blind and physically handicapped "LBPH", which is not easily categorized in any of the four standard industry segments. DRA's LBPH product is used by libraries that account for more than half of the total circulation by this type of library in the United States.

INTERNATIONAL MARKETS. DRA has offices in Australia, Canada, France, and Singapore. These offices serve 41 customers in Australia and the Pacific Rim, 140 customers in Canada, 30 customers in France, 1 customer in Chile, and 3 customers in the Caribbean. See Note F to the consolidated financial statements for geographic segment data.

CURRENT CUSTOMERS. The Company's systems are installed at over 2,300 academic, public, school, and special libraries in the United States, Canada, Puerto Rico, Australia, New Zealand, Hong Kong, Indonesia, Singapore, France, Belgium, Chile, and Malaysia. During fiscal 1997, DRA added 20 sites to its customer base. DRA is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business.

PRODUCTS

  The Company's automation systems are comprehensive, fully integrated packages of modular software applications designed for libraries of all sizes, ranging from single libraries to large, multi-branch library systems and consortia.
The packages run on a variety of hardware platforms and operating systems and are marketed according to the specific needs of the customers. The packages are also designed to allow libraries to share the hardware and data while allowing an individual library to implement its own policies. Through the use of DRA Net, the Company provides libraries direct access to remote library catalogs and third-party databases, such as commercially prepared magazine indexes.
The Company's automation systems are year-2000 compliant.

  The Company's turnkey, or full-service, systems are priced on the basis of several separate components: central site hardware (including operating systems software), applications software, peripheral equipment, conversion, documentation and training, and other services. The price of initial turnkey system installations has ranged from less than $10,000 to more than $5 million. Software product license fees are based on the type of modules licensed, the number of users permitted, and the size of hardware on which the software is operating. The price of software-only contracts has ranged from less than $10,000 to approximately $800,000. The Company also charges a monthly software maintenance fee typically equal to 1 percent of the software license fee for its products. Virtually all of DRA's customers purchase software maintenance services.

SOFTWARE PRODUCTS

  CATALOGING AND AUTHORITY CONTROL. The entry and management of the database for information about library materials (books, films, cassettes, etc.) are handled by the bibliographic database management software. The information about each book or other material is stored in full MARC format, which is a national and international standard. The bibliographic database management software allows librarians to create, edit, read, and write bibliographic information in machine-readable form. The DRA software allows libraries to connect to national databases that share cataloging information, which reduces the cost of cataloging for any participating library. The biblio-graphic database management software also facilitates authority control. This feature directs the individuals searching the database to the correct term to be used when locating materials.

  CIRCULATION. The Circulation module handles all of the library's circulation activities, including registering borrowers, checking books in and out, renewing books, and placing requests for specific titles. An innovative feature of the Company's circulation software is the extensive, flexible, locally defined policy file that allows the library automatically to implement its own policies for library loan periods, fines, library card use, and requests for library materials. In a multi-library system or consortium, each library can establish its own set of policies and still share the same computer.
The Circulation module is integrated and thus can accommodate the differences of each library within the framework of a standardized program using industry-standard formats.

  PUBLIC ACCESS. DRA offers a wide range of products to facilitate the searching of the local library catalog and remote databases. Industry practice generally labels any product that takes the place of manual card catalogs as an On-line Public Access Catalog. For searching a library's local catalog, the Company offers various user interface options designed to accommodate differing levels of user sophistication. Among the Company's public access products is the Information Gateway module, which offers access to materials and information available outside the physical confines of the library. These features include full-text delivery for journals; access to numerous databases via either DRA Net or direct loading on the local computer; creation of and access to a database that contains detailed listings of local events, social services, and other programs; creation of and access to an index of newspapers and serials that are not indexed in commercially prepared citation indexes;
and creation of and access to databases of photographs, illustrations, and diagrams using "imaging" technology for display on the computer screen. In fiscal 1994, the Company introduced a public access and research workstation product called DRA Find, the first product in an evolutionary path toward a distributed processing extension of the Company's client/server architecture. DRA Find is a Microsoft Windows-based PC software product that allows simultaneous searching of multiple databases, as well as retrieval of data in textual or multimedia formats. In fiscal 1996, the Company introduced DRA Web, a retrieval device based on the World Wide Web, and DRA Kids, a children's workstation product. On September 30, 1997, the Company released DRA Web2, a more powerful retrieval device that incorporates the object-oriented technology of the Company's new Taos product line. See discussion of cautionary statements at exhibit 99.1.

  ACQUISITIONS. The Acquisitions module is designed to handle the purchase of library materials. It aids librarians in creating lists of books they wish to order, creating the actual orders that are sent to book publishers or book suppliers, and maintaining a full audit trail of the funds used by the library to purchase the materials. Statistics of interest to the library regarding publisher or supplier performance are maintained and can be reported using the software's report system.

  SERIALS. The Serials module is a comprehensive module for management of magazine and journal collections. The module contains a check-in function, records the receipt of all magazine issues, and maintains a list of items that have an exception status. It also records receipt of special issues. Statistics of interest to the library regarding performance are maintained and can be reported using the software's report system.

  REPORTS. Because of their funding structures, libraries are required to produce numerous reports about their collections, usage, and borrowers. The DRA software offers extensive standard reporting capabilities and, as an option, report writer modules for specialized reporting needs. The report writer modules are based on third-party software products that are modified by the Company to meet unique requirements of the library environment.

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

  MEDIA BOOKING. Libraries frequently use a separate management system for handling 16 millimeter films, audiovisual equipment, and video cassettes. Libraries also require the ability to place holds on material for a specific number of days, allow for inspection time before they are again ready for circulation, and allow for shipment of materials between library facilities, when necessary. The Media Booking module performs these functions and also monitors the collection of fees for materials that pass through the booking process. Media Booking is a sub-module of Circulation but must be purchased separately. In addition, the Company offers an alternative for media booking by use of a third-party software package interfaced with the DRA software.

  LIBRARY FOR THE BLIND AND PHYSICALY HANDICAPPED--LBPH. The LBPH system, which can stand alone from the DRA software, provides automated materials selection and circulation according to preferences provided by homebound blind and physically handicapped patrons.

NETWORKING

  Libraries have begun to recognize that printed works are only a small subset of the information resources demanded by their patrons. More and more information is becoming available in electronic formats. At the same time, traditional sources of library funding have diminished, and the costs of printed works have increased. The Company has therefore focused much of its development efforts on networking products because it believes that such products allow libraries to provide access to information without having to bear the full expense of buying, maintaining, and storing such information.

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

  DRA Net is one of thousands of networks that are commonly and collectively referred to as the Internet. Today all library subscriptions include, at no additional charge, the option of using DRA Net to establish the library's presence on the Internet. The Company has connected its network with DS-3 (extremely high-speed and high-bandwidth) links to multiple Internet access points. In addition, DRA is a member of the MIT World Wide Web Consortium
(W3C), which was formed to develop standards for the evolution of the World Wide Web, and the Commercial Internet eXchange, a major industrial trade association. The World Wide Web has become the primary means of accessing the Internet. The Company markets Internet access to corporations and institutions outside of its traditional library marketplace.

  As of November 30, 1997, over 200 library customers, including some of the Company's largest multi-branch systems and consortia, were using DRA Net.
With the availability of additional services, decreases in networking hardware costs, and advances in networking technologies, management believes that the utilization of DRA Net could increase among the network members and that DRA Net could become more attractive to the Company's customers that are not network members.

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

  Transparency is achieved through use of the Company's proprietary Information Gateway software or its DRA Find, DRA Web, DRA Kids, and DRA Web2 products. These products enable a library user to access and search multiple databases that are either part of the library's own system or accessible over DRA Net.

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

  STANDARDS. DRA is a recognized industry leader in the development, implementation, and promotion of national and international standards as a means for achieving network-accessible information. The Company was an early proponent of standardization of library databases using the MARC standard and was one of the first vendors to market a system that focused on a single MARC database. A standardized database is critical to the ability of different libraries' automation systems to connect to each other and exchange information.

  More recently, the Company has taken an active role in the development, implementation, and promotion of the National Information Standards Organization ("NISO"), Z39.50 standard. Z39.50 provides for transparent exchange of data between systems that use entirely different hardware, software, and operating systems. The Company incorporates this standard throughout its software product line and continues its leadership role in bringing this standard to market.

  As part of its standards activities, the Company devotes staff and financial support to national and international standards organizations. DRA President and Chief Executive Officer Michael J. Mellinger recently served as Chairman of the Board of Directors of the NISO, the official U.S. standards organization for libraries, and other information services and currently serves as its treasurer.

CUSTOMER SERVICES

  Complementing the Company's software products is a broad selection of customer services. DRA is committed to providing full service to its customers by offering the following:

  INSTALLATION AND CONVERSION. An initial installation usually consists of a core configuration of the Cataloging and Circulation modules, plus any option modules desired by the customer at the time of purchase. The Company's installation personnel include experienced librarians and computer specialists who assist the library in general preparation for and installation of the hardware and software (for turnkey sales) or the software only (for software -only licenses). DRA has converted a number of different types of library automation systems developed by its national competitors, as well as local software developers. The Company's installation personnel minimize the amount of downtime or disruption of daily activities during a system conversion by providing advanced training, off-site data conversion, and an efficient backup circulation system.

  DOCUMENTATION AND TRAINING. All of the Company's software modules are complemented with full documentation and on-site training. The Company also distributes to its customers updated, current documentation with each new release of software. The Company has a comprehensive training program designed and taught by librarians experienced in automation. Each library's training program is tailored according to the software and hardware purchased. All courses are taught in a structured environment using training guides, sample exercises, and hands-on experience.

  MAINTENANCE. The Company offers its own maintenance services for its software modules. Software maintenance includes ongoing software enhancements, as well as 24-hour-per-day, seven-day-per-week, staffed telephone support. DRA also sells maintenance services on certain hardware pursuant to its agreements with hardware vendors.

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

  The Company markets its products and services by a variety of methods, including employing a direct sales force, publishing newsletters, participating in trade shows and library users' conferences, making presentations at professional meetings, advertising in trade magazines, and assuming leadership positions in a number of professional organizations. Through its participation in cooperative marketing agreements with various hardware vendors, the Company receives sales assistance and promotional assistance from these companies.

  DRA sells and licenses products and services through a direct sales force. Account managers are assigned to specific geographic territories throughout the world. A sales support staff provides such support as preparation of quotations and software demonstrations.

  The sales process for a library automation system is typically lengthy, often lasting in excess of 18 months. Libraries procuring automation systems use such methods as Requests For Information ("RFIs"), Requests For Proposals ("RFPs"), recommendations of consultants, site visits to existing customers, evaluations at professional conferences, and on-site demonstrations in their selection processes. Libraries replacing an existing automation system often undertake even more stringent evaluation procedures before purchase. In addition to its sales and marketing staffs, the Company employs more than ten people dedicated to responding to RFIs, RFPs, and other forms of bids.

PRODUCT DEVELOPMENT

  DRA identifies customer and marketplace product needs by staying current with articles in the professional literature, by analyzing competitive literature and products, and through customer satisfaction surveys and direct interaction with the users' groups of the Company's respective products.
The users' groups regularly poll their members regarding desired software improvements and present the results to the Company's management.

  DRA's product development staff is currently involved in a number of product enhancements and new product developments. In fiscal 1996, DRA released new versions of software products with electronic document interchange capabilities, multilingual capabilities, and bindery capabilities. The Company also released DRA Web, a web server product, and updates to DRA Find and DRA Kids in fiscal 1996. In fiscal 1997, the Company released DRA Web2, a more powerful retrieval device that incorporates the object-oriented technology of the Company's new Taos product line. The Company is also involved in the development of software for use on standalone research workstations and other database access and database building products, which will take advantage of the Company's transparent networking products. The Company is involved in development of an interlibrary loan product. The Company has ported its DRA Classic product to a Digital Equipment Corporation (Digital) UNIX operating system. The Company also routinely establishes joint development projects with leading libraries to support its product development efforts. Fifty-one full-time employees are directly involved in product development. Several members of senior management also devote time to product development activities. See Note A to the consolidated financial statements for research development costs and discussion of cautionary statements in exhibit 99.1.

RELATIONSHIP WITH HARDWARE VENDORS

  The Data Research System has traditionally operated exclusively on Digital computers and the Open VMS operating system. Management has taken steps to move toward support of multiple platforms and operating systems. One of these steps is migration to next-generation client/server technologies using, in addition to Digital's Open VMS, the UNIX and Windows NT operating systems. Due to the purchase of the MultiLIS system, the Company can also now offer a complete, fully functional system based on the UNIX operating system. In conjunction with this multi-vendor strategy, the Company has developed marketing, sales, and product development relationships with numerous hardware vendors.

  Although it is moving away from strong dependence on Digital, DRA maintains the close business relationship it has had with Digital since 1975. During fiscal 1997, Digital stopped selling any hardware directly to its value-added resellers and initiated a partnership among Digital, its resellers, and its distributors for the purchase of hardware and systems software.
Since January 13, 1997, DRA has been party to a Distribution Value Added Reseller ("DVAR") agreement between the Company and Hall-Mark Computer Products ("Hall-Mark"), with Digital regarded as a third-party beneficiary of the agreement. Under the terms of the DVAR agreement, which expires on April 13, 1998, and is subject to annual renewal, DRA negotiates volume discounts directly with Hall-Mark, and Digital continues to provide certain warranties on the equipment and software and indemnity against copyright or patent infringement claims relating to the use of Digital products or documentation. The Company maintains an annually renewable agreement directly with Digital for the purchase and resale of maintenance on hardware and system software. The Company also maintains a wide range of volume discount and reseller arrangements with vendors of support and peripheral equipment and services.


ACQUISITIONS

  The purchase of the MultiLIS library automation system and other assets from Sobeco Ernst & Young, a Quebec corporation, Avec Technical Services, Inc., an Ontario corporation, multiLIS Corporation, a Delaware corporation, and Avec Technologies Group, Inc., an Ontario corporation, completed on October 14, 1994, added 202 new customers and included establishment of subsidiary offices in Montreal, Canada, and Paris, France. The MultiLIS system expanded the Company's selection of hardware platforms to all hardware platforms supported by the UNIX operating system and extended the Company's market breadth to include smaller public, academic, school, and special libraries.

COMPETITION

  While its competition is highly fragmented, DRA recognizes ten direct library competitors, representing a mix of closely held private companies and divisions of Fortune 100 companies. Certain of the Company's competitors have greater financial, technical, marketing, and sales resources than DRA. There can be no assurance that the Company won't continue to expect significant present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

  Management believes that the principal competitive factors in the library automation industry include networking, integration, product functionality, system performance, vendor and product reputation, financial stability, customer service and support, and timeliness of product enhancements and upgrades. DRA believes it competes effectively with respect to all of the above factors despite the possibility that it may be at a competitive disadvantage against certain competitors with greater financial and marketing resources. Management also believes the Company holds key competitive advantages in its networking capabilities through DRA Net, from the standpoint of both software functionality and customer recognition.

  The Company recognizes over 1,000 competitors in supplying Internet access services to non-library customers. The competition is highly fragmented, with a range from closely held private companies to Fortune 100 companies. DRA competes with a substantial number of network providers. Certain of the Company's competitors have greater financial, technical, marketing, and sales resources than the Company. There can be no assurance that its present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on DRA. Management believes that the Company's years of experience in networking have resulted in core competency that will allow DRA to compete effectively in this area.

BACKLOG

  The Company's normal backlog consists of signed contracts or purchase orders for products and services on which the Company expects to realize revenue upon shipment of products and performance of services. Backlog fluctuates significantly due to installation scheduling, new product development, customer delays in facilities preparation, and other factors both within and outside the Company's control. Because of these factors and because DRA typically ships its products within a short period after orders are received, management believes that backlog does not provide a meaningful indication of future performance; however, currently the Company has a backlog related to three significant contracts. These customers are awaiting completion of the Company's next-generation system named Taos. See discussion of cautionary statements in exhibit 99.1.

PROPRIETARY RIGHTS AND LICENSES

  DRA regards its products as proprietary trade secrets and confidential information. The Company relies upon its license agreements with customers, its own security systems, confidentiality procedures, and employee confidentiality agreements to maintain the trade secrecy of its products. The Company's proprietary software rights are also protected under copyright law. There can be no assurance that these means of protection will be effective against unauthorized reproduction.

  DRA believes that, due to the rapid pace of innovation within the computer industry, factors such as (i) technological and creative skill of personnel,
(ii)  knowledge and experience of management, (iii) name recognition,
(iv) maintenance and support of software products and (v) the ability to develop, enhance, market, and acquire software products, and services are more important for establishing and maintaining a leading position within the industry than are patent, copyright, and other legal protections for its technology. Management believes that the Company has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future.

EMPLOYEES

  As of November 30, 1997, DRA had 204 employees, including 34 in marketing and sales, 79 in computer operations services and training, and 51 in product development. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company periodically employees consultants to assist with specific development projects


ITEM 2. PROPERTIES

  The Company's headquarters and principal administrative, product development, and sales and marketing operations are located in St. Louis, Missouri, where the Company owns approximately 35,360 square feet of office and warehouse space. DRA also leases 4,300 square feet in Monterey, California, under a lease that expires July 31, 1999; 1,056 square feet of office space in Melbourne, Australia, under a month-to-month lease; 522 square feet of office space in Singapore under a lease that expires on April 16, 1999; 10,079 square feet of office space in Montreal, Canada, under a lease that expires January 31, 2001; and approximately 2,000 square feet of office space in Paris, France, under a lease that expires March 31, 2005.

  Management believes that the Company's facilities are adequate for its current needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS.

  The Company is not a party to any material litigation, nor to its knowledge, is any of its property subject to any such litigation. The Company is not aware of any material litigation threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.*

  The executive officers of the Company are:

      Name                        Age           Position
      ----                        ---           --------

Michael J. Mellinger               48           Chairman, President, and Chief
                                                Executive Officer

Katharine W. Biggs                 54           Vice-President, Chief Financial
                                                Officer, and Treasurer

Joseph M. Bonwich                  38           Vice-President



  Set forth below are descriptions of the backgrounds of the executive officers of DRA.

  Mr. Mellinger has served as President, Chief Executive Officer, and Director of DRA since 1975 and served as Treasurer of the Company from April 1992 to February 1995. Mr. Mellinger was elected Chairman of the Board in April 1992.

  Ms. Biggs was elected Chief Financial Officer and Treasurer of the Company in February 1995. She has served as Vice-President of the Company since May 1991 and served as Controller of the Company from April 1989 to February 1995.

  Mr. Bonwich was elected Vice-President of the Company in February 1996.
He now oversees the Company's marketing, corporate communications, and customer service groups. He joined DRA as president of the wholly owned and now dissolved subsidiary formed to handle the Company's advertising and public relations. From 1994 to 1996, he was Director of Corporate Communications for DRA. From 1992 to 1994, he was Director of Marketing.

  Each of the executive officers serves at the discretion of the Board of Directors, except Mr. Mellinger, who is a party to an employment agreement with the Company, which agreement expires September 30, 2002, with an automatic five-year renewal, unless terminated by Mr. Mellinger or the Company upon the occurrence of certain events.
__________
*This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401 (b) of Regulation S-K adopted under the Securities Exchange Act of 1934.

                                      PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

  The common stock is quoted on the NASDAQ National Market System, under the trading symbol DRAI.

  The high and low sales prices, as adjusted for a three-for-two stock split, effected in the form of a stock dividend, paid August 19, 1996, to holders of record on August 5, 1996 for the common stock during each of the quarters of fiscal 1996 and fiscal 1997 were as follows:

Year Ended September 30, 1996:

                 Quarter                    High            Low

                 First                    $13.83         $ 9.33
                 Second                    15.33          11.83
                 Third                     16.17          13.17
                 Fourth                    14.67          12.67

Year Ended September 30, 1997:

                 Quarter                    High            Low

                 First                    $15.00         $12.50
                 Second                    15.75          13.25
                 Third                     14.00          11.50
                 Fourth                    15.50          11.75



HOLDERS

  As of October 31, 1997, there were 176 shareholders of record of the common stock. Management believes that there are between 1,200 to 1,500 beneficial shareholders.

DIVIDENDS

  On November 13, 1997, the Board of Directors increased the annual dividend to $.12 per share of common stock outstanding, payable on January 28, 1998, to holders of record at the close of market January 14, 1998. The Board of Directors anticipates paying an annual cash dividend, but may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's earnings, performance, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data appearing below have been derived from the Company's audited consolidated financial statements. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this filing.

Income Statement Data
(In thousands, except per share data)
                                              Year Ended September 30
                                     ------------------------------------------

                                      1997     1996   1995(1)   1994    1993
                                      ----   ------     ----     ----    ----
Revenues:
  Hardware                        $  9,759  $11,724   $10,905  $ 8,005 $10,650
  Software                           6,969    9,949     8,513    7,255   6,105
  Service and other                 18,641   16,909    15,449   10,056   6,960

Total revenues                      35,369   38,582    34,867   25,316  23,715
Expenses:
    Cost of revenues                12,801   13,657    12,651    9,017   9,918
    Salaries and employee benefits   9,193   10,379     9,356    6,128   4,927
    General and
      administrative expenses        6,166    6,788     6,344    5,090   4,337
    Depreciation and amortization    1,339    1,147       993      766     507

Total operating expenses            29,499   31,971    29,344   21,001  19,689
Income from operations               5,870    6,611     5,523    4,315   4,026
Other income (expense), net            788      590       347      211      51
Income before income taxes           6,658    7,201     5,870    4,526   4,077
Provision for income taxes           2,164    2,747     2,236    1,585   1,623
Net income                          $4,494  $ 4,454   $ 3,634 $  2,941 $ 2,454

Earnings per common and common
  equivalent share (2)            $    .81  $   .81  $    .66  $   .54  $  .45
Weighted average number of
  common and common
  equivalent shares (2)              5,532    5,482     5,494    5,487   5,495

Dividends paid per
 common share                     $    .10  $     -  $      -   $    -  $    -

Balance Sheet Data
(In thousands)
                                                   September 30
                                    -------------------------------------------
                                      1997     1996     1995     1994     1993
                                      ----     ----     ----     ----     ----
Working capital                     $22,189  $18,938  $14,562  $12,925  $11,554
Total assets                         41,139   36,661   32,887   27,376   20,782
Long-term obligations                     -        -       -        32       58
Shareholders' equity                 31,442   27,446   22,813   19,107   16,155


(1) The year ended September 30, 1995, reflects the acquisition of the MultiLIS System in October 1994. See Note K of the Notes to Consolidated Financial Statements--Acquisition.

(2) All share and per-share information has been retroactively restated to reflect the three-for-two stock split effected in the form of a stock dividend approved by the Board of Directors effective July 18, 1996. Additionally, common share equivalents represent amounts relating to issued and outstanding options to purchase common stock. See Note A of the Notes to Consolidated Financial Statements--Earnings per Common and Common Equivalent Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support, and product maintenance.
Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly over the term of the maintenance contracts. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred. All costs qualifying for deferral under Financial Accounting Standards Board Statement No. 86 ("FASB 86") are reported on the balance sheet as deferred software costs and amortized over the estimated useful life of the product in accordance with FASB 86. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and services than on sales of hardware.
The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

  Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain forward-looking statements that involve uncertainties and risks, some of which are discussed below, including under the caption "Cautionary Statements - Additional Important Factors to Be Considered" and in exhibit 99.1.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1996

  Hardware revenues decreased $1.9 million, or 17%, to $9.8 million in fiscal 1997 from $11.7 million in fiscal 1996. This decrease is primarily due to two large full-service contracts that generated $4.6 million in hardware revenues in fiscal 1996 and, in part, due to anticipation of Taos delivery. The gross margin percentage on hardware was 31% for fiscal 1997 and 28% for fiscal 1996. The increase is due primarily to a larger percentage of hardware sales being derived from PCs in fiscal 1996. PCs have historically had a lower gross margin than other components of integrated hardware systems. Management expects that customers' increasing ability to buy high-performance systems at lower prices may negatively impact the growth of hardware revenues in the future.

  Software license revenues decreased $2.9 million, or 30%, to $7.0 million in fiscal 1997 from $9.9 million in fiscal 1996. The decrease is primarily a result of two large full-service contracts that generated $1.3 million in software license revenues in fiscal 1996 and, in part, due to anticipation of Taos delivery. The gross margin percentage on software was 74% for fiscal 1997 and 88% for fiscal 1996. The decrease is due primarily to a decrease in software license revenues in fiscal 1997 from fiscal 1996, coupled with increased amortization expense charged to costs of revenues in fiscal 1997. See Note A to the consolidated financial statements--Software Development.

  Service and other revenues increased $1.7 million, or 10%, to $18.6 million in fiscal 1997 from $16.9 million in fiscal 1996. This increase is primarily due to the larger installed base of licensed software products that annually generate maintenance revenues. Maintenance revenues increased $1.5 million in fiscal 1997. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues remained consistent at 77% in fiscal 1997 and in fiscal 1996.

  Cost of revenues decreased $.9 million, or 6%, to $12.8 million in fiscal 1997 from $13.7 million in fiscal 1996. This decrease is primarily a result of the decrease in hardware revenues in fiscal 1997 over fiscal 1996.



                                     Page 16


  Salaries and employee benefits decreased $1.2 million, or 11%, to $9.2 million in fiscal 1997 from $10.4 million in fiscal 1996. This decrease is primarily attributable to higher capitalization in fiscal 1997 of salaries and employee benefits related to software development.

  General and administrative expenses decreased $.6 million, or 9%, to $6.2 million in fiscal 1997 from $6.8 million in fiscal 1996. This decrease is primarily attributable to higher capitalization in fiscal 1997 of general and administrative expenses related to software development.

  Income from operations decreased $.7 million, or 11%, to $5.9 million in fiscal 1997 from $6.6 million in fiscal 1996. This decrease is a result of decreases in hardware sales and software licenses offset by a decrease in salaries and benefits and general administrative expenses as discussed above.

  Other income (expense) increased $198,000 to $788,000 in fiscal 1997 from $590,000 in fiscal 1996 due to increased investment income from higher investment levels.

  The Company's consolidated effective tax rate was 32.5% in fiscal 1997 and 38.1% in fiscal 1996. This decrease is primarily attributable to the utilization of foreign subsidiaries' loss carryforwards in fiscal 1997 for which no previous benefit had been recognized.


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


LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At September 30, 1997, the Company's working capital was $22.2 million, and its ratio of current assets to current liabilities was 3.7 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.2 to 1 at September 30, 1996. The increase in working capital was primarily attributable to the continued profitability of the Company.

  Net cash provided by operating activities was $12.8 million for fiscal 1997, compared to $2.2 million for fiscal 1996. The increase in net cash provided by operations was primarily due to a $6.1 million decrease in the accounts receivable balance during fiscal 1997, compared to a $3.4 million increase in the accounts receivable balance during fiscal 1996. The decrease in accounts receivable relates to the timing of payments received by customers.

  Net cash used in investing activities was $4.4 million for fiscal 1997, compared to $2.7 million for fiscal 1996. The Company's significant investing activities in fiscal 1997 included $1.8 million for capitalized software, $1.0 million for data processing equipment, and $.5 million for office renovations. The Company's significant investing activities in fiscal 1996 included
$.5 million for the purchase of an office building in St. Louis and $1.0 million in data processing equipment.

  Net cash used in financing activities was $.4 million for fiscal 1997, compared to net cash provided by financing activities of $.2 million for fiscal 1996. The Company's financing activities in fiscal 1997 related to the exercise of stock options by directors and employees and a $.10 per share dividend to common stock shareholders. The Company's financing activities in fiscal 1996 related exclusively to the exercise of stock options by directors and employees.

  During fiscal 1997, 1996, and 1995, the Company incurred capital expenditures of $2.3 million, $1.8 million, and $1.2 million, respectively. No material commitments with respect to capital expenditures have been made for fiscal 1998.

  In January 1997, the Company renewed its $6.0 million line of credit, which will mature in January 1998 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. As of September 30, 1997, the applicable interest rate was 8.09% per annum. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that with the current cash position of $19.7 million, accounts receivable of $8.6 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $8.3 million, the Company will be able to meet both its liquidity needs and capital expenditure needs for the next 12 months. Management believes that with total long-term liabilities of less than $1.4 million and no other known long-term commitments or demands the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

CAUTIONARY STATEMENTS--ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED

  The Company's future results could differ materially from those discussed in this document. Factors that could cause a contribution to such differences include, but are not limited to, the following:

RAPID TECHNOLOGICAL CHANGE. The software industry is characterized by rapid change and uncertainty due to new and emerging technologies. The pace of change has recently accelerated due to the Internet, on-line services, networking, and new programming languages. There can be no assurance that DRA will be successful in developing or acquiring product enhancements and new products necessary to keep pace with the changing technologies.

CUSTOMER ACCEPTANCE. While the Company performs extensive usability and beta-testing of its new products, user acceptance and market penetration rates ultimately dictate the success of development and marketing efforts. The Company is currently in the later stages of development of a new system called Taos.

CONTRACTS WITH GOVERNMENTAL ENTITIES. A substantial portion of the Company's business is conducted with governmental entities. Both the award and execution of its governmental contracts are subject to numerous conditions, including the availability and appropriation of sufficient funding.

PRODUCT SHIP SCHEDULES. Because a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter, even short delays in new-product releases or delays in the customers' procurement processes can cause results to fluctuate substantially. Delays in the release of Taos could have a significantly negative impact on the Company's sales and results of operations. Because of the complexities inherent in developing software products as sophisticated as those sold by the Company and the lengthy testing periods associated with such products, no assurance can be given that future product introductions by the Company will not be delayed. In the future, the Company's revenues will be increasingly dependent on sales of Taos, which is currently being developed. The timing of the completion of this system, which is based on object-oriented client/server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers, and the relative scarcity of qualified technical staff.

COMPETITION. The library automation industry is highly competitive. A number of companies offer products that target the library automation market. DRA competes with software vendors whose products operate on Digital hardware platforms and software vendors whose products operate on different platforms. Certain of the Company's competitors have substantially greater financial, technical, marketing, and sales resources than DRA.

DEPENDENCE ON AND RELATIONSHIP WITH DIGITAL. Although DRA is moving away from a strong dependence on Digital computers, a substantial portion of the Company's revenues are still derived from Digital hardware and licensing of the Company's software, which was originally designed to operate on Digital computers.

DEPENDENCE ON KEY PERSONNEL. DRA's continued success depends in large part on certain key personnel, including Michael J. Mellinger, its founder, President, and Chief Executive Officer. The loss of the services of Mr. Mellinger and the inability of the Company to attract and retain a suitable replacement could have a material adverse effect on the Company.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

Report of Independent Auditors                                          20

Consolidated Balance Sheets as of September 30,
    1997 and 1996                                                       21

Consolidated Statements of Income for the years ended
    September 30, 1997, 1996, and 1995                                  23

Consolidated Statements of Shareholders' Equity for the
    years ended September 30, 1997, 1996, and 1995                      24

Consolidated Statements of Cash Flows for the years
    ended September 30, 1997, 1996, and 1995                            25

Notes to Consolidated Financial Statements                              26

Report of Independent Auditors


Board of Directors and Shareholders
Data Research Associates, Inc.



We have audited the accompanying consolidated balance sheets of Data Research Associates, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of DRA Information Inc., a wholly owned subsidiary, which statements reflect total assets constituting 7% in 1997 and 6% in 1996, and total revenues constituting 13% in 1997, 12% in 1996, and 13% in 1995 of the related consolidated totals. We also did not audit the 1995 financial statements of MultiLIS Europe, S.A., a wholly owned subsidiary, which statements reflect total revenues constituting 1% in 1995 of the related consolidated total. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for DRA Information Inc. as of and for each of the three years ended September 30, 1997 and for MultiLIS Europe, S.A. as of and for the year ended September 30, 1995 is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Research Associates, Inc. and subsidiaries at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

St. Louis, Missouri
November 5, 1997

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                       September 30
                                             ------------------------------
                                                 1997               1996
                                             -----------        -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $19,734            $11,823
  Accounts receivable less allowance for
    doubtful accounts of $119 in 1997
      and $269 in 1996:
        Billed                                   7,689             10,803
        Unbilled                                   869              3,878
                                               -------            -------
                                                 8,558             14,681
  Income taxes receivable                          735                  -
  Inventories                                       76                178
  Prepaid expenses                               1,053                679
  Deferred income taxes                            183                166
  Other current assets                             171                153
                                               -------            -------
TOTAL CURRENT ASSETS                            30,510             27,680

PROPERTY AND EQUIPMENT:
  Land and improvements                            504                504
  Building and improvements                      2,570              2,219
  Data processing equipment                      5,562              4,407
  Furniture, fixtures, and other                 3,713              2,982
                                               -------            -------
                                                12,349             10,112
  Less accumulated depreciation                  5,708              4,517
                                               -------            -------
                                                 6,641              5,595

DEFERRED SOFTWARE COSTS
  (net of accumulated amortization
   of $1,360 in 1997
   and $1,057 in 1996)                           2,051                522

NOTES RECEIVABLE                                    99                296

INTANGIBLE ASSETS
  (net of accumulated amortization
   of $3,685 in 1997
   and $2,744 in 1996)	                          1,838              2,568
                                               -------            -------
                                               $41,139            $36,661
                                               =======            =======

(Dollars in thousands, except per share data)
                                                       September 30
                                             -------------------------------
                                                 1997               1996
                                             -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $ 1,792             $ 1,705
  Employee compensation                            328                 694
  Deferred revenue                               4,047               3,787
  Customer deposits                              1,035               1,164
  Other accrued liabilities                        528                 777
  Income taxes payable                             591                 615
                                               -------             -------
TOTAL CURRENT LIABILITIES                        8,321               8,742

DEFERRED INCOME TAXES                            1,376                 473

COMMITMENTS AND CONTINGENCIES--
    (Notes C and I)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share--1,000,000
    shares authorized, no shares
    issued
  Common stock, par value
    $.01 per share--10,000,000
    shares authorized, 5,538,870
    shares issued in 1997 and
    5,777,520 in 1996                               55                  58
  Additional paid-in capital                     5,612               5,700
  Foreign currency translation adjustment          (77)                 53
  Retained earnings                             25,852              21,910
                                               -------             -------
                                                31,442              27,721
Less cost of 265,100 shares of treasury stock        -                 275
                                               -------             -------
TOTAL SHAREHOLDERS' EQUITY                      31,442              27,446
                                               -------             -------
                                               $41,139             $36,661
                                               =======             =======



See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

                                           Year ended September 30
                                 ------------------------------------------
                                     1997          1996           1995
                                 ------------   ------------   ------------
REVENUES
  Hardware                        $  9,759        $ 11,724        $10,905
  Software                           6,969           9,949          8,513
  Service and other                 18,641          16,909         15,449
                                   -------         -------        -------
                                    35,369          38,582         34,867

EXPENSES
  Cost of revenues
    Hardware                         6,751           8,500          7,954
    Software                         1,814           1,213          1,250
    Service and other                4,236           3,944          3,447
                                    ------          ------         ------
                                    12,801          13,657         12,651

  Salaries and employee benefits     9,193          10,379          9,356
  General and administrative
    expenses                         6,166           6,788          6,344
  Depreciation and amortization      1,339           1,147            993
                                    ------          ------        -------
                                    29,499          31,971         29,344
                                    ------          ------         ------
INCOME FROM OPERATIONS               5,870           6,611          5,523

OTHER INCOME (EXPENSE)
  Interest                             751             502            347
  Other                                 37              88              -
                                    ------          ------         ------
INCOME BEFORE INCOME TAXES	          6,658           7,201          5,870

PROVISION FOR INCOME TAXES	          2,164           2,747          2,236
                                    ------         -------         ------
NET INCOME                         $ 4,494        $  4,454        $ 3,634
                                    ======         =======         ======
Earnings per common and common
  equivalent share                 $   .81         $   .81        $   .66
                                    ======          ======         ======
Weighted average number of common
  and common equivalent shares    5,531,813      5,482,222      5,494,050
                                  =========      =========      =========


See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except for per share data)


                                 Additional Foreign
                 Common  Stock    Paid-In   Currency   Retained Treasury Stock
                 Shares  Amount   Capital  Translation Earnings  Shares   Cost
              --------- ------- ---------- ---------   -------- ------- --------
Balance at
September 30,
1994          5,736,169    $57     $5,492       $11    $13,822  265,100     $275

Net income            -      -          -         -      3,634        -        -

Foreign
currency
translation
adjustment            -      -          -        72          -        -        -
             ----------   ----     ------       ---     ------  -------     ----
Balance at
September 30,
1995          5,736,169     57      5,492        83     17,456  265,100      275

Options
exercised       41,351       1        208         -          -        -        -

Net income           -       -         -          -      4,454        -        -

Foreign
currency
translation
adjustment           -       -          -      (30)          -        -        -
             ---------    ----     ------      ---    --------  -------     ----
Balance at
September 30,
1996          5,777,520     58      5,700      $53      21,910  265,100     275

Retirement
of treasury
stock         (265,100)     (3)      (272)      -            - (265,100)   (275)

Options
exercised       26,450       -        184       -            -        -        -

Net income           -       -          -       -        4,494        -        -

Cash
dividends
($.10 per
  share)             -       -          -       -         (552)       -        -

Foreign
currency
translation
adjustment           -       -          -    (130)           -        -        -
             ---------     ---     ------    -----     -------  -------  -------
Balance at
September 30,
1997         5,538,870     $55     $5,612    ($77)     $25,852        -  $     -
             =========     ===     ====== ========     =======  =======  =======




See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

                                            Year ended September 30
                                  -------------------------------------------
                                      1997           1996            1995
                                  -----------     -----------     -----------
OPERATING ACTIVITIES
Net income                          $ 4,494         $ 4,454         $ 3,634
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization     2,543           2,222           2,124
    Provision for deferred
      income taxes                      885             202             (36)
    (Gain) loss on disposal of
      property and equipment             (3)             (2)             16
    Changes in operating assets
      and liabilities:
      Accounts receivable             6,020          (2,845)         (1,355)
      Note receivable                   196             (36)            106
      Inventories                       101             (42)             42
      Prepaid expenses and
        other current assets           (408)           (224)            (42)
      Accounts payable and
        other current liabilities      (981)         (1,496)            448
                                     -------        --------        --------
NET CASH PROVIDED
BY OPERATING ACTIVITIES              12,847           2,233           4,937

INVESTING ACTIVITIES
  Purchase of property
    and equipment                    (2,312)         (1,844)         (1,186)
  Deferred software costs            (1,832)           (382)           (231)
  Proceeds from disposal
   of property and equipment              -               9              47
  Purchase of assets of MultiLIS          -               -          (1,951)
  Purchase of software                 (281)           (442)              -
                                     -------         -------        --------
NET CASH USED IN
INVESTING ACTIVITIES                 (4,425)         (2,659)         (3,321)

FINANCING ACTIVITIES
  Proceeds from options exercised       184             209               -
  Cash dividends paid                  (552)              -               -
  Principal payments on notes
    payable and long-term debt            -               -             (58)
                                     -------         -------        --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                   (368)            209             (58)

Effect of exchange rate changes
on cash and cash equivalents           (143)            (19)             85
                                     -------         -------        --------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS             7,911            (236)          1,643

Cash and cash equivalents
at beginning  of year                11,823          12,059          10,416
                                    --------        --------        --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                      $19,734         $11,823         $12,059
                                    ========        ========        ========


See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Data Research Associates, Inc. and subsidiaries (the Company) develops, markets, and supports application software and turnkey systems for libraries. The Company also provides product support, implementation, consulting, education, custom programming, and systems integration services to its customers.

Principles of Consolidation: The consolidated financial statements include the accounts of Data Research Associates, Inc. and its wholly owned subsidiaries in Australia, Canada, France, and Singapore. All intercompany accounts and transactions have been eliminated.

The Company's wholly owned subsidiary in France, MultiLIS Europe, S. A. (MultiLIS), has been consolidated based upon a fiscal period ending
June 30, which the subsidiary utilizes in order to satisfy certain statutory requirements. Operations of MultiLIS for the three months ended September 30, 1997 and 1996, were not significant.

Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The cash and cash equivalents include marketable securities of $14,909,000 and $9,968,000 at September 30, 1997 and 1996, respectively. The Company's marketable securities include mortgage-backed securities and U.S. corporate debt securities which are classified as held-to-maturity since the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost which approximates fair value.

Inventories: Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended September 30, 1997, 1996, and 1995 was $1,256,000, $953,0000, and
$758,000, respectively.

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

Warranty: The Company is a reseller of hardware and passes through to its customers the standard warranties provided by the hardware manufacturers. The Company warrants its applications software products to perform in accordance with the written user documentation and the agreements negotiated with the customer. Since the Company does not customize its applications software, warranty costs are insignificant and are expensed as incurred.

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

Customer Deposits: Customer deposits typically consist of a 10 to 15% down payment required under sales contracts and are due on signing the contract.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development: The Company has a comprehensive line of software products and maintains a programming group to service, update, and enhance those products. Research and development costs associated with products outside of its existing line were expensed as incurred and amounted to $1,265,000, $1,900,000, and $1,600,000 for the years ended September 30, 1997,
1996, and 1995, respectively. Development costs of $1,832,000 in 1997, $382,000 in 1996, and $232,000 in 1995 associated with significant enhancements to its existing software products and development of new products incurred subsequent to attaining technological feasibility were capitalized. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or
(b) the straight-line method over the estimated economic useful life of the product. Currently, the Company is using an estimated economic useful life of two to five years for all capitalized software costs. Amortization expense for the years ended September 30, 1997, 1996, and 1995 was $303,000, $194,000, and $230,000, respectively.

Income Taxes: The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing depreciation, capitalized software development costs, prepaid expenses, and customer deposits.

Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," the Company has elected to continue following Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the grant date.

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

Reclassifications: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures.
Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Management believes the adoption of SFAS No. 128 will not have a material effect on the financial statements.

NOTE B-NOTE PAYABLE

The Company has a $6,000,000 line of credit with a local bank which allows the Company to borrow periodically, primarily to finance hardware purchases and meet short-term borrowing needs. Interest is payable monthly at the federal funds rate plus 200 basis points, and the line is collateralized by accounts receivable, inventory, and equipment. The terms of the loan agreement require, among other things that the Company maintain certain working capital and net worth amounts and meet certain financial ratios. There were no outstanding borrowings during 1997 and 1996. The line is scheduled for renewal in January 1998.

NOTE C-LEASES AND COMMITMENTS

The Company leases equipment and office space under various operating leases. The Company has two minimum monthly purchase commitments for telecommunication services at September 30, 1997. The following summarizes the operating leases and purchase commitments for telecommunication services (in thousands):

                                    Operating               Telecommunication
                                     Leases                      Services

       1998                         $  171                        $ 840
       1999                            163                          840
       2000                             98                          620
       2001                             49                          600
       2002                             33                          600
       Thereafter                       82                            -
                                    ------                       ------
                                    $  596                       $3,500
                                    ======                       ======

Rental expense on operating leases for the years ended September 30, 1997, 1996, and 1995 was $270,000, $245,000, and $340,000, respectively. Rental expense included amounts paid to a company that is owned by the president of the Company totaling $20,000 for each of the years ended September 30, 1997, 1996, and 1995.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE D--BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering full-time employees in the United States who have at least one month of service and are 21 years of age or older. An employee can defer up to 15% of covered compensation under the plan. The plan provides for a maximum annual Company match of $2,000 plus discretionary Company profit sharing contributions.
In April 1994, the Company included the Company's common stock as an investment election under the plan and at that time reserved 100,000 shares of common stock for future issuance under the plan. The Company also sponsors a group retirement plan covering Canadian employees who have at least six months of service. Under the group retirement plan, the Company annually matches employee contributions up to $2,000 per participant. Contributions made by the Company to these plans for the years ended September 30, 1997, 1996, and 1995 were $202,000, $200,000, and $180,000, respectively.

The Company sponsors a stock purchase plan covering directors, officers, and substantially all employees. Under the plan, each participant can contribute up to 10% of his or her salary per relevant pay period or, in the case of a non employee director, the greater of 10% of such director's monthly fees or $50 per month, to purchase Company common stock. The Company will match up to 15% of participants' contributions. The plan can be terminated at any time by the Board of Directors. The Company reserved 100,000 shares of common stock for future issuance under the plan. The Company made contributions of $14,000, $14,000, and $9,000 for the years ended September 30, 1997, 1996, and
1995, respectively.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES

The components of income before income taxes were as follows (in thousands):

                                       Year ended September 30
                                 ---------------------------------
                                  1997         1996         1995
                                 -------      -------      -------
Domestic                         $5,086       $7,291       $5,415
Foreign                           1,572          (90)         455
                                 -------      -------      -------
                                 $6,658       $7,201       $5,870
                                 =======      =======      =======

The components of income tax expense were as follows (in thousands):

                                      Year ended September 30
                               ------------------------------------
                                  1997         1996         1995
                               ----------   ----------   ----------
Current:
  Federal                        $  903       $2,162       $1,750
  Foreign                           271           45          334
  State                             105          338          188
                                 -------      -------      -------
                                  1,279        2,545        2,272
Deferred expense (credit)           885          202          (36)
                                 -------      -------      -------
                                 $2,164       $2,747       $2,236
                                 =======      =======      =======

The difference between the effective income tax rate and the U.S. federal income tax rate is explained as follows (in thousands):

                                       Year ended September 30
                                -------------------------------------
                                   1997         1996         1995
                                ----------   -----------  -----------
Tax expense at U.S.
  statutory tax rate              $2,260        $2,450       $1,996
State taxes,
  net of federal benefit             200           284          124
Effect of foreign subsidiaries      (186)           77          179
Research and development credits    (161)          (65)         (76)
Other items                           51             1           13
                                  -------       -------      -------
                                  $2,164        $2,747       $2,236
                                  =======       =======      =======

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES (Continued)

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities are summarized as follows (in thousands):

                                                   September 30
                                            -------------------------
                                               1997           1996
                                            ----------     ----------
Current deferred income taxes:
  Loss carryforwards                            $695           $742
  Allowance for doubtful accounts                 31             31
  Vacation accrual                                61             57
  Customer deposits                              220            195
  Prepaids                                      (225)          (142)
  Intercompany interest                            -            163
  Other                                           96             25
                                               ------         ------
                                                 878          1,071
  Less valuation allowance                      (695)          (905)
                                               ------         ------
                                               $ 183          $ 166
                                               ======         ======

Non current deferred income taxes:
  Deferred software                          $  (775)         $(198)
  Property and equipment                        (334)          (286)
  Other                                         (267)            11
                                              -------         ------
                                             $(1,376)         $(473)
                                              =======         ======

Income tax payments for the years ended September 30, 1997, 1996, and 1995 were $2,200,000, $3,100,000, and $2,100,000, respectively.

The Company has a federal loss carryforward of $740,000 at September 30, 1997, that expires in the years 2004 through 2009. This loss carryforward resulted from the Company's 1994 acquisition of Multicore, a U.S. subsidiary of MultiLIS (see Note K). The use of the loss carryforward by the Company is limited to an annual amount determined under the Internal Revenue Code. In addition, the Company's French subsidiary has loss carryforwards at September 30, 1997 of approximately $1,100,000. The loss carryforwards for the French subsidiary expire in 1999 and 2000. A valuation allowance has been established to offset the deferred tax asset related to loss carryforwards.

Undistributed earnings of certain subsidiaries outside the United States are considered to be permanently reinvested. Accordingly, no provision for United States income taxes was made for undistributed earnings of such subsidiaries, which aggregated $922,000 as of September 30, 1997.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE F--GEOGRAPHIC SEGMENT DATA

Substantially all of the Company's assets, sales, and operating results are employed in or derived from the sale of application software and turnkey systems to libraries.

Financial information, summarized by geographic area, is as follows (in thousands):

Year ended September 30, 1997

                  United            Australia/
                  States    Canada    Asia    Europe   Eliminations Consolidated
              ----------- ---------- -------- -------- ------------ -----------
Net Sales:
Unaffiliated
customers       $31,553     $2,584   $  689     $543     $     -      $35,369
  Interarea
  transfers         690      1,863      705        -      (3,258)           -
                -------     ------   ------     ----      -------     -------
Total           $32,243     $4,447   $1,394     $543     $(3,258)     $35,369
                =======     ======   ======     ====     ========     =======
Income (loss)
 from
 operations
  Unaffiliated   $5,790       $372    ($148)   ($144)       $  -       $5,870
   Interarea
   transfers     (1,482)         -      704                  778            -
                 -------      ----     ----    ------       ----       ------
                 $4,308       $372     $556    ($144)       $778       $5,870
                 =======      ====     ====    ======       ====       ======
Identifiable
  assets        $38,393     $1,860     $552     $334        $  -      $41,139
                =======     ======     ====     ====        ====      =======

Year ended September 30, 1996

                  United           Australia/
                  States    Canada    Asia   Europe   Eliminations Consolidated
              ----------- ---------- -------- -------- ------------ -----------
Net Sales:
Unaffiliated
customers       $34,145     $2,727     $721     $989     $     -      $38,582
  Interarea
  transfers         854      1,861      267        -      (2,982)           -
                -------     ------     ----     ----      -------     -------
Total           $34,999     $4,588     $988     $989     $(2,982)     $38,582
                =======     ======     ====     ====     ========     =======
Income (loss)
  from
  operations     $6,714       $128    $(217)    $(14)      $   -       $6,611
                 ======       ====    ======    =====      =====       ======
Identifiable
  assets        $32,964     $1,999   $1,158     $540       $   -      $36,661
                =======     ======   ======     ====       =====      =======

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE F--GEOGRAPHIC SEGMENT DATA (Continued)

Year ended September 30, 1995

                  United           Australia/
                  States    Canada    Asia   Europe   Eliminations Consolidated
              ----------- ---------- -------- -------- ------------ -----------
Net Sales:
Unaffiliated
customers        $30,205     $3,281     $916     $465      $    -      $34,867
  Interarea
  transfers          496      1,355        -        -      (1,851)           -
                 -------     ------     ----     ----     --------     -------
Total            $30,701     $4,636     $916     $465     $(1,851)     $34,867
                 =======     ======     ====     ====     ========     =======
Income (loss)
  from
  operations      $4,860     $1,073     $ 97    $(507)       $  -       $5,523
                  ======     ======     ====    ======       ====       ======
Identifiable
  assets         $27,000     $2,850    $2,303	  $734        $  -      $32,887
                 =======     ======    ======    ====        ====      =======


Export sales to Canada from the United States were $1,708,000, $1,563,000, and $1,362,000 for the years ended September 30, 1997, 1996, and 1995, respectively. Export sales to Singapore from the United States were $45,000 and $1,013,000 in fiscal 1997 and 1996, respectively. The transfers between geographic areas are priced consistent with pricing to nonaffiliated entities.

Most services of the Company are provided on an integrated worldwide basis. Because of the integration of U.S. and non-U.S. services, it is not practical to separate precisely the U.S.-oriented services from services resulting from operations outside the United States and performed for customers outside the United States. Accordingly, the separation set forth in the above table is based upon internal allocations, which involve certain management judgments.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE G--RELATED PARTY TRANSACTIONS

The Company incurred consulting and legal expenses to entities related to shareholders and directors of the Company for the years ended September 30, 1997, 1996, and 1995 of $31,000, $90,000, and $56,000, respectively.
In addition, legal fees paid to related parties of $39,000 in 1995 were capitalized in connection with acquisitions made by the Company.

NOTE H--STOCK OPTION PLANS

The Company maintains two stock option plans which provide for the issuance of stock to certain key employees and directors of the Company. The option price under the plans equals the fair market value of the common stock at the date of grant. In 1997 and 1996, an additional 100,000 and 225,000 shares were authorized by the shareholders under the plans, respectively. Options granted in 1997 and 1996 will be fully vested in 1999 and 1998, respectively.

The following table summarizes the status of the two plans.

Year ended September 30:
                                                   1997        1996
                                                 -------      -------

Authorized shares to be granted                  550,000      450,000
                                                 =======      =======

Available shares to be granted                   392,575      313,875
                                                 =======      =======

Options granted, exercised, and canceled:

              Year ended            Year ended               Year ended
          September 30, 1997     September 30, 1996      September 30, 1995
       ----------------------- ----------------------- -----------------------
Price
per            Exer-                   Exer-                   Exer-
share  Granted cised  Canceled Granted cised  Canceled Granted cised  Canceled
------ ------- ------ -------- ------- ------ -------- ------- ------ --------
$4.67       -  11,250        -       - 33,750        -       -      -        -
 6.50       -   6,200      700       -  1,601    4,500       -      -    2,400
 6.83       -   9,000        -       -  6,000        -  27,300      -        -
 9.33       -       -    4,500  30,750      -    2,625       -      -        -
13.625  32,750      -    6,250       -      -        -       -      -        -
        ------ ------   ------  ------ ------    -----  ------  -----    -----
        32,750 26,450   11,450  30,750 41,351    7,125  27,300      -    2,400
        ====== ======   ======  ====== ======    =====  ======  =====    =====


Options outstanding and exercisable:

                                 September 30, 1997       September 30, 1996
                              ------------------------  -----------------------
Price       Expiration
per Share     Date            Outstanding Exercisable  Outstanding Exercisable
---------  ------------       ----------- ------------  ----------- -----------
  $4.67     4/22/1997                   -           -      11,250      11,250
   6.50     6/23/1999               6,199       3,599       8,299       1,700
   6.50    11/17/1999               3,300       3,300       8,100           -
   6.50    11/17/1998              15,000      15,000      15,000      15,000
   6.83    11/18/1996                   -           -       9,000       9,000
   8.50    11/16/1997              15,000      15,000      15,000      15,000
   9.33    11/16/2000               8,625           -      13,125           -
   9.33    11/16/1999              15,000      15,000      15,000      15,000
  13.625   11/21/2001              11,500           -           -           -
  13.625   11/21/2000              15,000      15,000           -           -
                                   ------      ------      ------      ------
                                   89,624      66,899      94,774      66,950
                                   ======      ======      ======      ======

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE H--STOCK OPTION PLANS (Continued)

If the Company had elected to recognize compensation costs for stock-based compensation plans based on the fair value at grant dates of awards under those plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                        Year ended        Year ended
                                       September 30,     September 30,
                                           1997              1996
                                       ------------      -------------
Net income           As reported        $4,494,000         $4,454,000
                     Pro forma          $4,401,000         $4,387,000

Earnings per share   As reported           $ .81             $ .81
                     Pro forma             $ .80             $ .80

The fair value of the stock options used to compute pro forma income and earnings per share disclosures is the value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996:

                                         1997             1996
                                        ------           ------
Expected dividend yield                  0.01%            0.00%
Expected volatility                     37.30%           38.00%
Expected holding period in years        3 to 4           3 to 4
Risk-free interest rate                  6.50%            6.50%
Weighted average value of
  options granted during the year       $3.98            $3.36

NOTE I--EMPLOYMENT AGREEMENT

The Company has an employment agreement with the president of the Company which expires September 30, 2002. The agreement, which contains provisions for an automatic five-year renewal, requires total minimum annual payments in the form of base compensation of $400,000 and an annual bonus. Base compensation in excess of $400,000 and the annual bonus are at the discretion of the Board of Directors and subject to termination provisions as defined by the agreement.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE J--QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for 1997 and 1996 were as follows (in thousands, except per share data):

                                          Quarter ended
                        --------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1997          1997       1997         1996
                          -------        ------    -------       ------

Revenues                   $9,682        $8,702     $9,857       $7,128
Income from operations      2,186         1,482      1,504          698
Net income                  1,700         1,031      1,222          541
Earnings per common and
  common share equivalent     .31           .19        .22          .10


                                          Quarter ended
                        --------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1996          1996       1996         1995
                          -------        ------    -------       ------

Revenues                  $10,771        $8,911    $12,174       $6,726
Income from operations      2,659         1,799      1,584          569
Net income                  1,716         1,174      1,144          420
Earnings per common and
  common share equivalent     .31           .21        .21          .08

NOTE K--ACQUISITION

In October 1994, the Company completed the purchase of the MultiLIS library automation system and certain related assets for a cash price of approximately $2,000,000 and the assumption of approximately $2,000,000 in liabilities. The acquisition was accounted for under the purchase method of accounting, and the consolidated financial statements include the results of the MultiLIS automation system from the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                      PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information contained under the caption "INFORMATION ABOUT THE NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1998 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under the caption "EXECUTIVE COMPENSATION" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1998 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under the captions "VOTING SECURITIES, VOTING RIGHTS AND PRINCIPAL SECURITY HOLDERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1998 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the caption "TRANSACTIONS WITH ISSUER AND OTHERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1998 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                      PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.) 1. Financial Statements                                            Page

     The following consolidated financial statements of Data Research Associates, Inc. and its subsidiaries are included in Item 8.

     Report of Independent Auditors                                      20
     Consolidated Balance Sheets as of September 30,
       1997 and 1996                                                     21
     Consolidated Statements of Income for the years ended
       September 30, 1997, 1996, and 1995                                23
     Consolidated Statements of Shareholders' Equity for the
       years ended September 30, 1997, 1996, and 1995                    24
     Consolidated Statements of Cash Flows for the years ended
       September 30, 1997, 1996, and 1995                                25
     Notes to Consolidated Financial Statements                          26

(a.) 2. Financial Statement Schedule

  The following consolidated financial statement schedule is included in this report in accordance with Item 8 and paragraph (d) of Item 14:

                                                                      Page

Schedule II - Valuation and Qualifying Accounts                        40


  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) 3. See Exhibit Index

  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this report:

  Employment Agreement dated April 17, 1997, by and between the Registrant and Michael J. Mellinger
  Data Research Associates, Inc. 401(k) Profit Sharing Plan
  Data Research Associates, Inc. 1992 Stock Option Plan
  Data Research Associates, Inc. Stock Purchase Plan
  Data Research Associates, Inc. Director Stock Option Plan

(b)  Reports on 8-K

  No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended September 30, 1997.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended September 30, 1997, 1996, and 1995

Col. A                       Col. B          Col. C          Col. D      Col. E
------------------------  ----------  -------------------- ---------- ---------
                                             Additions
                                       -------------------
                                       Charged    Charged               Balance
                          Balance at   to Costs   to Other                at
                          Beginning      and     Accounts- Deductions-  End of
Description                of Period   Expenses   Describe  Describe    Period
------------------------  ----------  ---------  --------- ---------- ---------

1997
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                $269,000   $      -  $      -  $150,000(3) $ 119,000
  Accumulated amortization
    of deferred software
    costs                   1,056,628   303,372         -           -  1,360,000
  Accumulated amortization
    of purchased software
    costs                  2,743,629    941,371         -           -  3,685,000
  Valuation Allowance for
    deferred tax assets      905,000          -        -     210,000(4)  695,000

1996
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                 $138,000  $131,000  $      -  $       - $  269,000
  Accumulated amortization
    of deferred software
    costs                     862,787   193,841         -           - 1,056,628
  Accumulated amortization
    of purchased software
    costs                   1,691,824 1,051,805         -           - 2,743,629
  Valuation Allowance for
    deferred tax assets       777,000   128,000         -           -   905,000


1995
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                  $ 81,000 $  57,000 $      -  $       -  $ 138,000
  Accumulated amortization
    of deferred
    software costs             633,142   229,645        -          -    862,787
  Accumulated amortization
    of purchased
    software costs             449,355 1,242,469        -          -  1,691,824
  Valuation Allowance for
    deferred tax assets        164,575   253,425  401,500(1)  42,500(2) 777,000




_______________
(1)  Valuation allowance for foreign loss carryforwards at acquisition date.
(2) Effect of foreign subsidiaries income on reserve for foreign loss carryforward.
(3)  Collect amounts previously reserved.
(4)  Utilization of foreign net operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on December 10, 1997.

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


          Name                        Title                     Date

/s/ Michael J. Mellinger        Director, President,           12/10/97
------------------------     ----------------------------      --------
    Michael J. Mellinger      and Chief Executive Officer
                             (Principal Executive Officer)

/s/ Katharine W. Biggs           Vice-President and            12/10/97
------------------------     ----------------------------      --------
    Katharine W. Biggs         Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer)

/s/ F. Gilbert Bickel III              Director                12/10/97
------------------------     ----------------------------      --------
    F. Gilbert Bickel III


/s/ Carole Cotton                      Director                12/10/97
------------------------     ----------------------------      --------
    Carole Cotton


/s/ Donald P. Gallop                   Director                12/10/97
------------------------     ----------------------------      --------
    Donald P. Gallop


/s/ Howard L. Wood                     Director                12/10/97
------------------------     ----------------------------      --------
    Howard L. Wood

EXHIBIT INDEX
Exhibit Number                     Description	                           Page


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

10.1  Employment Agreement dated April 17, 1997, by and between the
      Registrant and Michael J. Mellinger, incorporated herein by reference to Exhibit 10.1 on Form 10-Q for the quarter ended
      March 31, 1997, and as amended, by Exhibit 10.1 on Form 10-Q
      for the quarter ended June 30, 1997.                                 N/A

10.2  Data Research Associates, Inc. 401(k) Profit Sharing Plan
      as amended October 1, 1994, incorporated herein by reference
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

10.6  Data Research Associates, Inc. Director Stock Option Plan,
      as amended, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8,
      Reg. No. 333-22887.                                                  N/A

10.7  Time Sharing Agreement dated October 1, 1997, by and between
      the Registrant and Charter Communications, Inc.	                      44

10.8  Data Research Associates, Inc. Cafeteria Plan as restated.           48

10.9  Value Added Reseller Agreement dated January 13, 1997, by and
      between the registrant and Hall-Mark Computer Products.              63

10.10 Extension of the Value Added Reseller Agreement dated
November 18, 1997, by  and between the registrant and
      Hall-Mark Computer Products.                                         86

11    Statement Re: Computation of Per Share Earnings.                     87

Exhibit
Number    Description                                                   Page

21        Subsidiaries of the Registrant.                                 88

23        Consent of  Ernst & Young LLP, independent auditors.            89

23.1      Consent of Price Waterhouse, independent auditors.              90

23.2      Consent of BDA/Deloitte Touche Tohmatsu,
          independent auditors.                                           91

24        Power of Attorney (set forth on signature page).	              41

27        Financial Data Schedule                                         98

99.1 Cautionary Statements--Additional Important Factors
            To Be Considered                                              92

99.2      Report of Price Waterhouse, independent auditors.               94

99.3      Report of Price Waterhouse, independent auditors.               95

99.4      Report of Price Waterhouse, independent auditors.               96

99.4      Report of BDA/Deloitte Touche Tohmatsu,
          independent auditors.                                           97