Form 10-Q
period 1997-12-31
DATA RESEARCH ASSOCIATES INC
filed 1998-02-09
CIK 887085

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1997
                                   -------------------------------------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------------------------------------------

Commission File Number: 0-20244
                       -------------------------------------------------------

                              DATA RESEARCH ASSOCIATES, INC.
------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


MISSOURI                                              43-1063230
------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                          63132
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(314)  432-1100
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
                            APPLICABLE ONLY TO CORPORATE ISSUERS:


At January 15, 1998 there were 5,541,070 shares of the registrant's common stock outstanding.





                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -December 31, 1997
                                            and September 30, 1996

         Consolidated statements of income -Three months ended December 31,
                                            1997 and 1996

         Consolidated statements of cash flows -Three months ended December 31,
                                                1997 and 1996

         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------


SIGNATURES






























                                       2


Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)

                                                   December 31,   September 30,
                                                         1997          1997
                                                      (Unaudited)
                                                      -----------      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $19,635       $19,734
  Accounts receivable less allowance for doubtful
    accounts of $119:
      Billed                                                6,289         7,689
      Unbilled                                              1,623           869
                                                           ------        ------
                                                            7,912         8,558
  Income tax receivable                                       430           735
  Inventories                                                  73            76
  Prepaid expenses                                          1,063         1,053
  Deferred income taxes                                       215           183
  Other current assets                                        172           171
                                                           ------        ------
        TOTAL CURRENT ASSETS                               29,500        30,510
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Building and improvements                                 2,635         2,570
  Data processing equipment                                 5,808         5,562
  Furniture, fixtures, and other                            3,970         3,713
                                                           ------        ------
                                                           12,917        12,349
  Less accumulated depreciation                             6,052         5,708
                                                           ------        ------
                                                            6,865         6,641
NOTE RECEIVABLE                                                90            99
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,429 at December 31, 1997
  and $1,360 at September 30, 1997)                         2,231         2,051
INTANGIBLE ASSETS (net of accumulated
  amortization of $3,912 at December 31, 1997
  and $3,685 at September 30, 1997)                         1,565         1,838
                                                           ------        ------
                                                          $40,251       $41,139
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,205       $ 1,792
  Employee compensation                                       323           328
  Deferred revenue                                          3,435         4,047
  Customer deposits                                         1,178         1,035
  Other accrued liabilities                                   251           528
  Income taxes payable                                        634           591
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           7,026         8,321
DEFERRED INCOME TAXES                                       1,352         1,376
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,541 shares issued at
    December 31, 1997, 5,539 shares issued at
    September 30, 1997                                         56            55
  Additional paid-in capital                                5,761         5,612
  Foreign currency translation adjustment                    (102)          (77)
  Retained earnings                                        26,344        25,852
                                                           ------        ------
                                                           32,059        31,442
  Less cost of 15 shares of treasury stock                    186             -
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         31,873        31,442
                                                           ------        ------
                                                          $40,251       $41,139
                                                           ======        ======
See notes to unaudited consolidated financial statements.
                                       3

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except per share data)

                                                             Three months ended
                                                                 December 31,
                                                                1997      1996
                                                               ------    ------

REVENUES
  Hardware                                                    $ 1,150   $ 1,396
  Software                                                      1,634     1,302
  Service and other                                             4,669     4,430
                                                               ------    ------
                                                                7,453     7,128
EXPENSES
  Cost of revenues
    Hardware                                                      828       976
    Software                                                      308       249
    Service and other                                           1,369       861
                                                               ------    ------
                                                                2,505     2,086

  Salaries and employee benefits	                               2,485     2,562
  General and administrative expenses                           1,486     1,488
  Depreciation and amortization                                   381       294
                                                               ------    ------
                                                                6,857     6,430

    INCOME FROM OPERATIONS                                        596       698

OTHER INCOME                                                      236       202
                                                               ------    ------
     Income before income taxes                                   832       900

PROVISION FOR INCOME TAXES                                        340       359
                                                               ------    ------
    NET INCOME                                                $   492   $   541
                                                               ======    ======

Basic and diluted earnings per share                          $  0.09   $  0.10
                                                               ======    ======
























See notes to unaudited consolidated financial statements.

                                       4

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                        Three months ended
                                                           December 31,
                                                       1997            1996
                                                     -------         -------
OPERATING ACTIVITIES
  Net income                                       $     492        $    541
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      692             546
      Provision for deferred income taxes                (54)              3
      Changes in operating assets
        and liabilities:
          Accounts receivable                            579           4,677
          Inventories                                      3              40
          Prepaid expenses and
            other current assets	                        (18)           (108)
          Accounts payable and
            other current liabilities                   (888)         (1,956)
          Note receivable                                  9             116
                                                      -------         -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                     815           3,859
                                                      -------         -------

INVESTING ACTIVITIES
  Purchase of property and equipment                    (596)           (752)
  Purchased software                                       -             (48)
  Deferred software cost                                (250)           (200)
                                                      -------         -------
            NET CASH USED BY INVESTING ACTIVITIES       (846)         (1,000)
                                                      -------         -------

FINANCING ACTIVITIES
  Proceeds from options exercised                        150              79
  Purchase of treasury shares                           (186)              -
                                                      -------         -------
            NET CASH PROVIDED BY (USED BY)
              FINANCING ACTIVITIES                       (36)             79
                                                      -------         -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                  (32)             (1)
                                                      -------         -------

            DECREASE IN CASH AND CASH EQUIVALENTS        (99)          2,937
                                                      -------         -------
Cash and cash equivalents at
  beginning of period                                 19,734          11,823
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD	                       $19,635         $14,760
                                                      =======         =======




See notes to the unaudited consolidated financial statements.









                                       5


                       DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    DECEMBER 31, 1997

1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1997, contained in the Company's annual report for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at December 31, 1997, and September 30, 1997.

3. Income Taxes

The provision for income taxes is computed using the liability method. The difference between the effective income tax rate and the U.S. federal income tax rate is a result of state taxes and subsidiaries' losses for which there is no current tax benefit.

4. Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.





















                     DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                    DECEMBER 31, 1997


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                            December 31,
                                         ------------------
                                         1997          1996
                                       ---------------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $ 492         $ 541
                                        =====         =====
Denominator:
  Basic earnings per share-
  Weighted-average shares                5,541         5,520

  Effect of dilutive securities:
    Stock options                           26            52
                                         -----         -----
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                            5,567         5,572
                                         =====         =====
Basic earnings per share                  $.09          $.10
                                         =====         =====
Diluted earnings per share                $.09          $.10
                                         =====         =====

Note 5. Software Revenue Recognition

In October 1997, The Accounting Standards Executive Committee of the AICPA issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, thus will be effective for the Company for transactions occurring after September 30, 1998. Management is evaluating the impact, if any, of SOP 97-2 on the financial statements.

Note 6. New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131 Segment Information. Both of those standards are effective for fiscal years beginning after December
15, 1997, and thus will be effective for the Company for transactions occurring after September 30, 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Management does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS
No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and does not believe adoption of these standards will have a material impact on the Company's financial statements.

                                        7



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

  The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Companys revenues will be increasingly dependent on sales of its next-generation system which is currently being developed. The timing of the completion of this system, which is based on object-oriented client/server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff.

  The Company believes that all of its proprietary software is year 2000 compliant and is in the process of obtaining year 2000 compliance certification from its major vendors.

  Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain forward looking statements that involve uncertainties and risks. The Company's future results could differ materially from those discussed in this document. Factors that could cause a contribution to such differences, include, but are not limited to, those presented in Exhibit 99.1, "Cautionary Statements--Additional Important Factors To Be Considered", in the Company's Form 10K for the year ended September 30, 1997.


Results of Operations

Three Months Ended December 31, 1997 compared to Three Months Ended December 31, 1996


  Hardware revenues decreased $.2 million, or 18%, to $1.2 million for the three months ended December 31, 1997, from $1.4 million at December 31, 1996. The decrease is primarily due to the customers' ability to buy high-performance systems at lower prices. The gross margin percentage on hardware was 28% in the three months ended December 31, 1997, and 30% in the three months ended December 31, 1996.






  Software license revenues increased $.3 million, or 25%, to $1.6 million in the three months ended December 31, 1997, from $1.3 million in the three months ended December 31, 1996. The increase is primarily due to one large full-service contract that generated $.6 million of revenue during the three months ended December 31, 1997. The gross margin percentage on software was 81% in the three months ended December 31, 1997, and 1996.

  Service and other revenues increased $.3 million, or 5%, to $4.7 million in the three months ended December 31, 1997, from $4.4 million in the three months ended December 31, 1996. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases.
The gross margin percentage on service and other revenues decreased to 71% for the three months ended December 31, 1997, from 81% for the three months ended December 31, 1996. This decrease is primarily due to a $.3 million increase in the Company's internet network in the three months ended
December 31, 1997.

  Salaries and employee benefits decreased $.1 million, or 3%, to $2.5 million in the three months ended December 31, 1997, from $2.6 million in the three months ended December 31, 1995. This decrease is primarily attributable to larger capitalization of salaries and employee benefits related to software development in the three months ended December 31, 1997, offset by annual salary increases.

  General and administrative expenses remained consistent at $1.5 million in the three months ended December 31, 1997 and 1996.

  Income from operations decreased $.1 million, or 23%, to $.6 million in the three months ended December 31, 1997, from $.7 million in the three months ended December 31, 1996.

  The Company's consolidated effective tax rate was 40% for the three month period ended December 31, 1997, and 41% for the three month period ended December 31, 1996.








Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At December 31, 1997, the Company's working capital was $22.4 million and its ratio of current assets to current liabilities was 4.2 to 1, as compared to working capital of $22.2 million and a ratio of current assets to current liabilities of 3.7 to 1 at September 30, 1997.

  Net cash provided by operating activities was $.8 million for the three months ended December 31, 1997, compared to $3.9 million for the three months ended December 31, 1996. The decrease in net cash provided by operations was primarily due to lower cash receipts on accounts receivable for the three months ended December 31, 1997, compared to the three months ended December 31, 1996.

  Net cash used by investing activities was $.8 million for the three months ended December 31, 1997, compared to $1.0 million for the three months ended December 31, 1996. The decrease in net cash used by investing activities is primarily due to a decrease in property and equipment purchased in the three months ended December 31, 1997, compared to the three months ended December 31, 1996.

  Net cash used by financing activities for the three months ended December 31, 1997, was negligible. Management expects to extended the Company's $6.0 million line of credit to February 1999. All terms are expected to remain the same. The line of credit bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $19.6 million, accounts receivable of $7.9 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $7.0 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. The Company has made no material commitments with respect to capital expenditures planned for fiscal 1998. Management believes that with total long-term liabilities of approximately $1.4 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.






















                                       10


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

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27   Financial Data Schedule

    (b) No reports on Form 8-K were required to be filed during the three months ended December 31, 1997.













                                      11

                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



February 9, 1998                            /s/ Michael J. Mellinger
-----------------                           ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

February 9, 1998                            /s/ Katharine W. Biggs
-----------------                           ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

































                                      12