Form 10-Q
period 1998-03-31
DATA RESEARCH ASSOCIATES INC
filed 1998-05-01
CIK 887085

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998
                                   -------------------------------------------

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
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 15, 1998 there were 5,487,598 shares of the registrant's common stock outstanding.





                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -March 31, 1998
                                            and September 30, 1997

         Consolidated statements of income -Three months ended March 31,
                                            1998 and 1997
                                           -Six months ended March 31,
                                            1998 and 1997

         Consolidated statements of cash flows -Six months ended March 31,
                                                1998 and 1997

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


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders.


SIGNATURES






























Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)

                                                      March 31,   September 30,
                                                         1998          1997
                                                      (Unaudited)
                                                      -----------      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $18,910       $19,734
  Accounts receivable less allowance for doubtful
    accounts of $119:
      Billed                                                6,199         7,689
      Unbilled                                              2,296           869
                                                           ------        ------
                                                            8,495         8,558
  Income tax receivable                                         -           735
  Inventories                                                  38            76
  Prepaid expenses                                            863         1,053
  Deferred income taxes                                       215           183
  Other current assets                                        189           171
                                                           ------        ------
        TOTAL CURRENT ASSETS                               28,710        30,510
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Building and improvements                                 2,635         2,570
  Data processing equipment                                 6,075         5,562
  Furniture, fixtures, and other                            4,205         3,713
                                                           ------        ------
                                                           13,419        12,349
  Less accumulated depreciation                             6,442         5,708
                                                           ------        ------
                                                            6,977         6,641
NOTE RECEIVABLE                                                83            99
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,499 at March 31, 1998
  and $1,360 at September 30, 1997)                         3,022         2,051
INTANGIBLE ASSETS (net of accumulated
  amortization of $4,669 at March 31, 1998
  and $3,685 at September 30, 1997)                           854         1,838
                                                           ------        ------
                                                          $39,646       $41,139
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,834       $ 1,792
  Employee compensation                                       356           328
  Deferred revenue                                          3,364         4,047
  Customer deposits                                           997         1,035
  Other accrued liabilities                                   395           528
  Income taxes payable                                        163           591
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           7,109         8,321
DEFERRED INCOME TAXES                                       1,352         1,376
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    March 31, 1998, 5,539 shares issued at
    September 30, 1997                                         56            55
  Additional paid-in capital                                5,761         5,612
  Foreign currency translation adjustment                    (110)          (77)
  Retained earnings                                        26,262        25,852
                                                           ------        ------
                                                           31,969        31,442
  Less cost of 59 shares of treasury stock                    784             -
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         31,185        31,442
                                                           ------        ------
                                                          $39,646       $41,139
                                                           ======        ======
See notes to unaudited consolidated financial statements.
                                       3

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)

                                       Three months ended    Six months ended
                                            March 31,           March 31,
                                         1998      1997       1998     1997
                                        ------    ------     ------    ------

REVENUES
  Hardware                             $ 1,793   $ 3,235    $ 2,943   $ 4,631
  Software                               1,916     2,196      3,550     3,498
  Service and other                      4,630     4,426      9,299     8,856
                                        ------    ------     ------    ------
                                         8,339     9,857     15,792    16,985
EXPENSES
  Cost of revenues
    Hardware                             1,226     2,232      2,054     3,208
    Software                               483       401        791       650
    Service and other                      912     1,281      2,281     2,142
                                        ------    ------     ------    ------
                                         2,621     3,914      5,126     6,000

  Salaries and employee benefits	         2,595     2,462      5,080     5,024
  General and administrative expenses    2,019     1,648      3,505     3,136
  Depreciation and amortization            415       329        796       623
                                        ------    ------     ------    ------
                                         7,650     8,353     14,507    14,783

    INCOME FROM OPERATIONS                 689     1,504      1,285     2,202

OTHER INCOME                               257       204        493       406
                                        ------    ------     ------    ------
     Income before income taxes            946     1,708      1,778     2,608

PROVISION FOR INCOME TAXES                 363       486        703       845
                                        ------    ------     ------    ------
    NET INCOME                         $   583   $ 1,222    $ 1,075   $ 1,763
                                        ======    ======     ======    ======

Basic and diluted earnings per share   $  0.11   $  0.22    $  0.19   $  0.32
                                        ======    ======     ======    ======

Dividends per share                    $  0.12   $  0.10     $ 0.12    $ 0.10
                                        ======   =======     ======    ======






















See notes to unaudited consolidated financial statements.

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Six months ended
                                                             March 31,
                                                       1998            1997
                                                     -------         -------
OPERATING ACTIVITIES
  Net income                                       $   1,075        $  1,763
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                    1,865           1,056
      Provision for deferred income taxes                (54)            (87)
      Changes in operating assets
        and liabilities:
          Accounts receivable                             88           2,876
          Inventories                                     37              54
          Prepaid expenses and
            other current assets	                        (295)           (303)
          Accounts payable and
            other current liabilities                   (481)           (877)
          Note receivable                                 18             161
                                                      -------         -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                   2,253           4,643
                                                      -------         -------

INVESTING ACTIVITIES
  Purchase of property and equipment                  (1,105)         (1,235)
  Purchased software                                       -             (48)
  Deferred software cost                                (650)           (700)
                                                      -------         -------
            NET CASH USED BY INVESTING ACTIVITIES     (1,755)         (1,983)
                                                      -------         -------

FINANCING ACTIVITIES
  Proceeds from options exercised                        150             141
  Treasury stock purchased                              (784)              -
  Dividends paid                                        (665)           (552)
                                                      -------         -------
            NET CASH USED BY
              FINANCING ACTIVITIES                    (1,299)           (411)
                                                      -------         -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                  (23)           (163)
                                                      -------         -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (824)           2,086
                                                      -------         -------
Cash and cash equivalents at
  beginning of period                                  19,734          11,823
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD	                        $18,910         $13,909
                                                      =======         =======




See notes to unaudited consolidated financial statements.







                       DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1998

1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1997, contained in the Company's annual report for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending
September 30, 1998.

2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at March 31, 1998, and September 30, 1997.

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

                                    MARCH 31, 1998

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Three Months        Six Months
                                               Ended              Ended
                                             March 31,           March 31,
                                        -----------------   ---------------
                                         1998       1997     1998      1997
                                        -----------------   ---------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $ 583      $1,222    $1,075  $1,763
                                        =====      ======    ======  ======
Denominator:
  Basic earnings per share-
  Weighted-average shares               5,522       5,532     5,532   5,526

  Effect of dilutive securities:
    Stock options                          26          27        25      34
                                        -----       -----     -----   -----
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           5,548       5,559     5,557   5,560
                                        =====       =====     =====   =====
Basic earnings per share                 $.11        $.22      $.19    $.32
                                        =====       =====     =====   =====
Diluted earnings per share               $.11        $.22      $.19    $.32
                                        =====       =====     =====   =====

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

Note 6. New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131 Segment Information. Both of those standards are effective for fiscal years beginning after December
15, 1997, and thus will be effective for the Company after September 30, 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Management does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and does not believe adoption of these standards will have a material impact on the Company's financial statements.


DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support and product maintenance. Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly over the term of the maintenance contract. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred. All costs qualifying for deferral are reported on the balance sheet as deferred software costs and amortized over the estimated useful life of the product. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and sevices than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

  The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Companys revenues will be increasingly dependent on sales of its next-generation system which is currently being developed. The timing of the completion of this system, Taos, which is based on object-oriented client/ server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. Management expects intial revenue shipments of Taos in the fourth quarter of this fiscal year.

  Management believes that all of its proprietary software and the major software used to run its operations is year 2000 compliant and is in the process of obtaining year 2000 compliance certification from its major vendors.

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





Results of Operations

Three Months Ended March 31, 1998 compared to Three Months Ended
March 31, 1997

  Hardware revenues decreased $1.4 million, or 45%, to $1.8 million for the three months ended March 31, 1998, from $3.2 million for the three months ended March 31, 1997. The decrease is primarily due to one large hardware upgrade that shipped in the three months ended March 31, 1997, and to a lesser extent due to the customers' ability to buy high-performance systems at lower prices. The gross margin percentage on hardware was 32% in the three months ended March 31, 1998, and 31% in the three months ended March 31, 1997.

  Software license revenues decreased $.3 million, or 13%, to $1.9 million in the three months ended March 31, 1998, from $2.2 million in the three months ended March 31, 1997. Management believes the decrease is primarily due to the anticipated delivery of the Company's new Taos library automation system. The gross margin percentage on software was 75% in the three months ended March 31, 1998, and 82% in the three months ended March 31, 1997. The decrease in gross margin is primarily due to additional amortization in the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

  Service and other revenues increased $.2 million, or 5%, to $4.6 million in the three months ended March 31, 1998, from $4.4 million in the three months ended March 31, 1997. Management expects that software maintenance revenues will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues increased to 80% for the three months ended March 31, 1998, from 71% for the three months ended March 31, 1997. This increase is primarily due to an increase in software maintenance of $.4 million in the quarter ended March 31, 1998. The Company's gross margin on software maintenance has historically been higher than the Company's other service revenues.

  Salaries and employee benefits increased $.1 million, or 5%, to $2.6 million in the three months ended March 31, 1998, from $2.5 million in the three months ended March 31, 1997. This increase is primarily attributable to annual salary increases.

  General and administrative expenses increased $.4 million, or 23%, to $2.0 million in the three months ended March 31, 1998, from $1.6 million in the three months ended March 31, 1997. The increase is primarily due to a $.4 million write-off of purchased software that is no longer being sold by the Company.

  Income from operations decreased $.8 million, or 54%, to $.7 million in the three months ended March 31, 1998, from $1.5 million in the three months ended March 31, 1997. The decrease is primarily attributable to the decrease in hardware sales in the three months ended March 31, 1998, from March 31, 1997, and the write-off of purchased software in the three months ended March 31, 1998.

  The Company's consolidated effective tax rate was 38% for the three month period ended March 31, 1998, and 28% for the three month period ended March 31, 1997. The three months ended March 31, 1997 rate reflected the Reduction in the valuation allowance of the Company's foreign subsidiaries' losses.


Results of Operations

Six Months Ended March 31, 1998 compared to Six Months Ended
March 31, 1997

  Hardware revenues decreased $1.7 million, or 37%, to $2.9 million for the six months ended March 31, 1998, from $4.6 million for the six months ended March 31, 1997. The decrease is primarily due to one large hardware upgrade that shipped in the six months ended March 31, 1997, and due to the customers' ability to buy high-performance systems at lower prices. The gross margin percentage on hardware was 30% in the six months ended March 31, 1998, and 31% in the six months ended March 31, 1997.

  Software license revenues increased $.1 million, or 1%, to $3.6 million in the six months ended March 31, 1998, from $3.5 million in the six months ended March 31, 1997. The gross margin percentage on software was 78% in the six months ended March 31, 1998, and 81% in the six months ended March 31, 1997.
The decrease in gross margin is primarily due to additional amortization in the six months ended March 31, 1998, as compared to the six months ended
March 31, 1997.

  Service and other revenues increased $.4 million, or 5%, to $9.3 million in the six months ended March 31, 1998, from $8.9 million in the six months ended March 31, 1997. Management expects that software maintenance revenues will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues decreased to 75% for the six months ended March 31, 1998, from 76% for the six months ended March 31, 1997.

  Salaries and employee benefits increased $.1 million, or 1%, to $5.1 million in the six months ended March 31, 1998, from $5.0 million in the six months ended March 31, 1997. This increase is primarily attributable to annual salary increases.

  General and administrative expenses increased $.4 million, or 13%, to $3.5 million in the six months ended March 31, 1998, from $3.1 million in the six months ended March 31, 1997. The increase is primarily due to a $.4 million write-off of purchased software that is no longer being sold by the Company.

  Income from operations decreased $.9 million, or 42%, to $1.3 million in the six months ended March 31, 1998, from $2.2 million in the six months ended March 31, 1997. The decrease is primarily attributable to the decrease in hardware sales in the six months ended March 31, 1998, from March 31, 1997, and the write-off of purchased software in the six months ended March 31, 1998.

  The Company's consolidated effective tax rate was 40% for the six month period ended March 31, 1998, and 32% for the six month period ended March 31, 1997. The March 31, 1997 rate reflected the reduction in the valuation allowance of the Company's foreign subsidiaries' losses.



Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At March 31, 1998, the Company's working capital was $21.6 million and its ratio of current assets to current liabilities was 4.0 to 1, as compared to working capital of $22.2 million and a ratio of current assets to current liabilities of 3.7 to 1 at September 30, 1997.

  Net cash provided by operating activities was $2.3 million for the six months ended March 31, 1998, compared to $4.6 million for the six months ended March 31, 1997. The decrease in net cash provided by operations was primarily due to the receipt in the six months ended March 31, 1997, of over $3.2 million from one customer.

  Net cash used by investing activities was $1.8 million for the six months ended March 31, 1998, compared to $2.0 million for the six months ended March 31, 1997. The decrease in net cash used by investing activities is primarily due to a decrease in property and equipment purchased in the six months ended March 31, 1998, compared to the six months ended
March 31, 1997.

  Net cash used by financing activities was $1.3 million for the six months ended March 31, 1998, compared to $.4 million for the six months ended
March 31, 1997. Net cash used by financing activities for the six months ended March 31, 1998, includes the payment of a $.12 per share dividend in January 1998, compared to the payment of a $.10 per share dividend in January 1997.
Net cash used by financing activities for the six months ended March 31, 1998, includes $.8 million paid to purchase 59,200 shares of treasury stock. Management extended the Company's $6.0 million line of credit to February 1999. The line of credit bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $18.9 million, accounts receivable of $8.5 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $7.1 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. The Board of Directors has authorized management to repurchase its Common Stock in an aggregate amount of up to $4 million. At March 31, 1998, in excess of $.8 million has been used to repurchase the Company's Common Stock. The Company has made no material commitments with respect to capital expenditures planned for fiscal 1998. Management believes that with total long-term liabilities of approximately
$1.4 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.






















                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.


        (a) The Annual Meeting of Shareholders of the Company
            (the "Annual Meeting") was held on February 11, 1998. Of the 5,542,670 shares entitled to vote at the Annual Meeting, 5,417,219 shares were present at such meeting in person or by proxy.

        (b) Not applicable.

        (c) At the Annual Meeting, the shareholders of the Company elected Micheal J. Mellinger as a Class A Director of the Company, to hold office until the annual meeting of the Company's shareholders in 2001 and until his successor has been duly elected and qualified, by a vote of 5,390,256 for and 26,963 withheld.

            At the Annual Meeting, the shareholders of the Company elected Gilbert F. Bickel III as a Class A Director of the Company, to hold office until the annual meeting of the Company's shareholders in 2001 and until his successor has been duly elected and qualified, by a vote of 5,404,456 for and 12,763 withheld.




Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27   Financial Data Schedule

    (b) No reports on Form 8-K were required to be filed during the three months ended March 31, 1998.













                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



May 1, 1998                               /s/ Michael J. Mellinger
-------------------                           ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

May 1, 1998                               /s/ Katharine W. Biggs
-------------------                           ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

