Form 10-Q
period 1998-06-30
DATA RESEARCH ASSOCIATES INC
filed 1998-08-04
CIK 887085

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended JUNE 30, 1998
                                   -------------------------------------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------------------------------------------

Commission File Number: 0-20244
                        ------------------------------------------------------

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
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 15, 1998 there were 5,375,453 shares of the registrant's common stock outstanding.





                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -June 30, 1998
                                            and September 30, 1997

         Consolidated statements of income -Three months ended June 30,
                                            1998 and 1997
                                           -Nine months ended June 30,
                                            1998 and 1997

         Consolidated statements of cash flows -Nine months ended June 30,
                                                1998 and 1997

         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------



SIGNATURES






























Part 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)
                                                        June 30,   September 30,
                                                         1998          1997
                                                      (Unaudited)
                                                      -----------      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $15,790       $19,734
  Accounts receivable less allowance for doubtful
    accounts of $102 at June 30, 1998 and
    $119 at September 30, 1997:
      Billed                                                7,706         7,689
      Unbilled                                              2,256           869
                                                           ------        ------
                                                            9,962         8,558
  Income taxes receivable                                       -           735
  Inventories                                                 148            76
  Prepaid expenses                                            675         1,053
  Deferred income taxes                                       211           183
  Other current assets                                        187           171
                                                           ------        ------
        TOTAL CURRENT ASSETS                               26,973        30,510
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Buildings and improvements                                2,635         2,570
  Data processing equipment                                 6,359         5,562
  Furniture, fixtures, and other                            3,672         3,713
                                                           ------        ------
                                                           13,170        12,349
  Less accumulated depreciation                             6,277         5,708
                                                           ------        ------
                                                            6,893         6,641
NOTE RECEIVABLE                                                71            99
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,568 at June 30, 1998
  and $1,360 at September 30, 1997)                         3,953         2,051
INTANGIBLE ASSETS (net of accumulated
  amortization of $4,391 at June 30, 1998
  and $3,685 at September 30, 1997)                           588         1,838
                                                           ------        ------
                                                          $38,478       $41,139
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,754       $ 1,792
  Employee compensation                                       362           328
  Deferred revenue                                          3,190         4,047
  Customer deposits                                           857         1,035
  Other accrued liabilities                                   408           528
  Income taxes payable                                        675           591
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           7,246         8,321
DEFERRED INCOME TAXES                                       1,351         1,376
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued                   -             -
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    June 30, 1998, 5,539 shares issued at
    September 30, 1997                                         56            55
  Additional paid-in capital                                5,770         5,612
  Foreign currency translation adjustment                    (165)          (77)
  Retained earnings                                        27,236        25,852
                                                           ------        ------
                                                           32,897        31,442
  Less cost of 183 shares of treasury stock                (3,016)            -
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         29,881        31,442
                                                           ------        ------
                                                          $38,478       $41,139
                                                           ======        ======
See notes to unaudited consolidated financial statements.
                                       3

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)

                                       Three months ended    Nine months ended
                                             June 30,            June 30,
                                         1998      1997       1998     1997
                                        ------    ------     ------    ------

REVENUES
  Hardware                             $ 1,151   $ 2,027    $ 4,094   $ 6,658
  Software                               2,306     1,831      5,856     5,329
  Service and other                      4,854     4,844     14,153    13,700
                                        ------    ------     ------    ------
                                         8,311     8,702     24,103    25,687
EXPENSES
  Cost of revenues
    Hardware                               734     1,378      2,788     4,586
    Software                               351       416      1,142     1,066
    Service and other                    1,270     1,165      3,551     3,307
                                        ------    ------     ------    ------
                                         2,355     2,959      7,481     8,959

  Salaries and employee benefits         2,354     2,238      7,434     7,262
  General and administrative expenses    1,909     1,686      5,414     4,822
  Depreciation and amortization            454       337      1,250       960
                                        ------    ------     ------    ------
                                         7,072     7,220     21,579    22,003

    INCOME FROM OPERATIONS               1,239     1,482      2,524     3,684

OTHER INCOME                               207       195        700       601
                                        ------    ------     ------    ------
     Income before income taxes          1,446     1,677      3,224     4,285

PROVISION FOR INCOME TAXES                 473       646      1,175     1,491
                                        ------    ------     ------    ------
    NET INCOME                         $   973   $ 1,031    $ 2,049   $ 2,794
                                        ======    ======     ======    ======

Basic earnings per share                  $.18      $.19       $.37      $.51
                                         =====     =====      =====     =====
Diluted earnings per share                $.18      $.19       $.37      $.50
                                         =====     =====      =====     =====

Dividends per share                    $     -   $     -     $ 0.12    $ 0.10
                                        ======   =======     ======    ======









See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Nine months ended
                                                             June 30,
                                                       1998            1997
                                                     -------         -------
OPERATING ACTIVITIES
  Net income                                       $   2,049        $  2,794
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                    2,607           1,542
      Provision for deferred income taxes                (54)            321
      Gain on disposal of property and equipment           -              (4)
      Changes in operating assets
        and liabilities:
          Accounts receivable                         (1,546)          5,904
          Inventories                                    (74)             21
          Prepaid expenses and
            other current assets                         360            (361)
          Accounts payable and
            other current liabilities                   (171)         (1,473)
          Note receivable                                 28             170
                                                      -------         -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                   3,199           8,914
                                                      -------         -------

INVESTING ACTIVITIES
  Purchase of property and equipment                  (1,443)         (1,847)
  Purchased software                                       -             (65)
  Deferred software cost                              (2,110)         (1,100)
                                                      -------         -------
            NET CASH USED BY INVESTING ACTIVITIES     (3,553)         (3,012)
                                                      -------         -------

FINANCING ACTIVITIES
  Proceeds from options exercised                        158             154
  Dividends paid                                        (665)           (552)
  Purchase of treasury shares                         (3,016)              -
                                                      -------         -------
            NET CASH USED BY
              FINANCING ACTIVITIES                    (3,523)           (398)
                                                      -------         -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                  (67)           (142)
                                                      -------         -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (3,944)          5,362
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT BEGINNING OF PERIOD                  19,734          11,823
                                                      -------         -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                       $15,790         $17,185
                                                     ========        ========

See notes to unaudited consolidated financial statements.

                       DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1998

1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1997, contained in the Company's annual report for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending
September 30, 1998.

2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at June 30, 1998, and September 30, 1997.

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

                                   JUNE 30, 1998

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Three Months        Nine Months
                                               Ended              Ended
                                              June 30,           June 30,
                                        -----------------   ---------------
                                         1998       1997     1998      1997
                                        -----------------   ---------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $ 973      $1,031    $2,049  $2,794
                                        =====      ======    ======  ======
Denominator:
  Basic earnings per share-
  Weighted-average shares               5,447       5,483     5,503   5,477

  Effect of dilutive securities:
    Stock options                          54          64        31      73
                                        -----       -----     -----   -----
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           5,501       5,547     5,534   5,550
                                        =====       =====     =====   =====
Basic earnings per share                 $.18        $.19      $.37    $.51
                                        =====       =====     =====   =====
Diluted earnings per share               $.18        $.19      $.37    $.50
                                        =====       =====     =====   =====

Note 5. Software Revenue Recognition

In October 1997, The Accounting Standards Executive Committee of the AICPA issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, thus will be effective for the Company for transactions occurring after September 30, 1998. Management has evaulated the impact of SOP 97-2 and does not anticipate that the adoption will have a significant effect on earnings of the finanical position of the Company.

Note 6. New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131 Segment Information. Both of those standards are effective for fiscal years beginning after December
15, 1997, and thus will be effective for the Company after September 30, 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Management does not believe that the impact of SFAS No. 130 will have a material impact on its financial statements. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and does not believe adoption of these standards will have a material impact on the Company's financial statements. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for years beginning after June 15, 1999. Because of the the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the company.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support and product maintenance. Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly over the term of the maintenance contract. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred until such costs qualify as deferred software costs which are amortized over the estimated useful life of the product. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and sevices than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

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

  Management believes that all of its proprietary software products are currently capable of accurately processing date data related to the year change from 1999 to 2000. Management further believes the major software used to run its operations is year 2000 compliant and is in the process of obtaining year 2000 compliance certification from its major vendors.

  Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain forward looking statements that involve uncertainties and risks. The Company's future results could differ materially from those discussed in this document. Factors that could contribute to such differences, include, but are not limited to, those presented in Exhibit 99.1, "Cautionary Statements--Additional Important Factors To Be Considered", in the Company's Form 10K for the year ended September 30, 1997.





Results of Operations

Three Months Ended June 30, 1998 compared to Three Months Ended
June 30, 1997

  Hardware revenues decreased $.8 million, or 43%, to $1.2 million for the three months ended June 30, 1998, from $2.0 million for the three months ended June 30, 1997. The decrease is primarily due to one large hardware upgrade that shipped in the three months ended June 30, 1997, and to a lesser extent due to the customers' ability to buy high-performance systems at lower prices. The gross margin percentage on hardware was 36% in the three months ended June 30, 1998, and 32% in the three months ended June 30, 1997. The increase is primarily due to the hardware mix in the three months ended June 30,1998, versus the three months ended June 30, 1997.

  Software license revenues increased $.5 million, or 26%, to $2.3 million in the three months ended June 30, 1998, from $1.8 million in the three months ended June 30, 1997. The increase is primarily attributable to one large software contract shipped in the three months ended June 30, 1998. The gross margin percentage on software was 85% in the three months ended June 30, 1998, and 77% in the three months ended June 30, 1997. The increase is primirily due to an increase in DRA developed software sold and a decrease in third party software sold in the three months ended June 30, 1998, versus the three months ended June 30, 1997. Third party software sold has historically had a lower gross margin than DRA developed software. The margin of third party software varies according to the type of software and the terms that DRA has negotiated with the developer of the product. These margins currently range from 50% to 80% of the list price of the product.

  Service and other revenues increased $.1 million to $4.9 million in the three months ended June 30, 1998, from $4.8 million in the three months ended June 30, 1997. Management expects that software maintenance revenues, a major compenant of service and other revenues, will continue to increase as the base of licensed software products increases. The continued increase in software maintenance revenue was offset by decreased networking installations in the three months ended June 30, 1998. The gross margin percentage on service and other revenues was 74% in the three months ended June 30, 1998, and 76% in the three months ended June 30, 1997.

  Salaries and employee benefits increased $.2 million, or 5%, to $2.4 million in the three months ended June 30, 1998, from $2.2 million in the three months ended June 30, 1997. This increase is primarily attributable to annual salary increases.

  General and administrative expenses increased $.2 million, or 13%, to $1.9 million in the three months ended June 30, 1998, from $1.7 million in the three months ended June 30, 1997. This increase is primarily attributable to increased sales activity in anticipation of the release Taos.

  Income from operations decreased $.3 million, or 16%, to $1.2 million in the three months ended June 30, 1998, from $1.5 million in the three months ended June 30, 1997. The decrease is primarily attributable to the decrease in hardware sales in the three months ended June 30, 1998, from June 30, 1997.

  The Company's consolidated effective tax rate was 33% for the three month period ended June 31, 1998, and 39% for the three month period ended
June 30, 1997. The decrease is a result of research and development credits being utilized in 1998.



Results of Operations

Nine Months Ended June 30, 1998 compared to Nine Months Ended
June 30, 1997

  Hardware revenues decreased $2.6 million, or 39%, to $4.1 million for the nine months ended June 30, 1998, from $6.7 million for the nine months ended June 30, 1997. The decrease is primarily due to large hardware upgrades that shipped in the nine months ended June 30, 1997, and due to the customers' ability to buy high-performance systems at lower prices. The gross margin percentage on hardware was 32% in the nine months ended June 30, 1998, and 31% in the nine months ended June 30, 1997.

  Software license revenues increased $.6 million, or 10%, to $5.9 million in the nine months ended June 30, 1998, from $5.3 million in the nine months ended June 30, 1997. The increase is primarily attributable to one large software contract shipped in the nine months ended June 30, 1998. The gross margin percentage on software was 80% in the nine months ended June
30, 1998, and 1997.

  Service and other revenues increased $.5 million, or 3%, to $14.2 million in the nine months ended June 30, 1998, from $13.7 million in the nine months ended June 30, 1997. Management expects that software maintenance revenues,a major compenant of service and other revenues, will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues was 75% in the nine months ended June 30, 1998, and 76% in the nine months ended June 30, 1997.

  Salaries and employee benefits increased $.1 million, or 2%, to $7.4 million in the nine months ended June 30, 1998, from $7.3 million in the nine months ended June 30, 1997. This increase is primarily attributable to annual salary increases offset by the capitalization of salaries and employee benefits related to software development.

  General and administrative expenses increased $.6 million, or 12%, to $5.4 million in the nine months ended June 30, 1998, from $4.8 million in the nine months ended June 30, 1997. The increase is primarily due to a $.4 million write-off of purchased software that is no longer being sold by the Company. This increase is also attributable to an increased sales activity in anticipation of the release Taos

  Income from operations decreased $1.2 million, or 31%, to $2.5 million in the nine months ended June 30, 1998, from $3.7 million in the nine months ended June 30, 1997. The decrease is primarily attributable to the decrease in hardware sales in the nine months ended June 30, 1998, from the nine months ended June 30, 1997, and the write-off of purchased software in the nine months ended June 30, 1998.

  The Company's consolidated effective tax rate was 36% for the nine month period ended June 31, 1998, and 35% for the nine month period ended
June 30, 1997.



Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At June 30, 1998, the Company's working capital was $19.7 million and its ratio of current assets to current liabilities was 3.7 to 1, as compared to working capital of $22.2 million and a ratio of current assets to current liabilities of 3.7 to 1 at September 30, 1997.

  Net cash provided by operating activities was $3.2 million for the nine months ended June 30, 1998, compared to $8.9 million for the nine months ended June 30, 1997. The decrease in net cash provided by operations was due in part to the receipt in the nine months ended June 30, 1997, of over $3.2 million from one customer.

  Net cash used by investing activities was $3.6 million for the nine months ended June 30, 1998, compared to $3.0 million for the nine months ended
June 30, 1997. The increase in net cash used by investing activities is primarily due to an increase in capitalization of deferred software in the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997, related to the release of Taos.

  Net cash used by financing activities was $3.5 million for the nine months ended June 30, 1998, compared to $.4 million for the nine months ended
June 30, 1997. Net cash used by financing activities for the nine months ended June 30, 1998, includes the payment of a $.12 per share dividend in January 1998, compared to the payment of a $.10 per share dividend in January 1997, and also $3.0 million paid to purchase 183,419 shares of treasury stock. Management extended the Company's $6.0 million line of credit to February 1999. The line of credit bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $15.8 million, accounts receivable of $9.9 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $7.2 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. The Board of Directors has ended the authorization of management to repurchase its Common Stock.
At June 30, 1998, in excess of $3.0 million has been used to repurchase the Company's Common Stock. The Company has made no material commitments with respect to capital expenditures planned for fiscal 1998. Management believes that with total long-term liabilities of approximately $1.4 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.






















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

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27   Financial Data Schedule
        27.1 Restated Financial Data Schedules for Quarters Ended in fiscal 1997
        27.2 Restated Financial Data Schedules for Years Ended 1997 and 1996

    (b) No reports on Form 8-K were required to be filed during the three months ended June 30, 1998.













                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



August 4, 1998                            /s/ Michael J. Mellinger
-------------------                           ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

August 4, 1998                            /s/ Katharine W. Biggs
-------------------                           ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                        13