Form 10-K
period 1998-09-30
DATA RESEARCH ASSOCIATES INC
filed 1998-12-17
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

    For the fiscal year ended   SEPTEMBER 30, 1998

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
                          Common Stock, $.01 Par Value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant is $36,192,388 as of November 30, 1998.

   At November 30, 1998 there were 5,370,370 shares of the registrant's common stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Report by reference:


  PART III: The definitive proxy statement of the registrant (to be filed pursuant to Regulation 14A for the registrant's 1999 Annual Meeting of Shareholders, which involves the election of a director, is incorporated by reference into Items 10, 11, 12 and 13 of this Report.

                     Exhibit Index is on Page 57 of this Report.

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

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Item 13.     Certain Relationships and Related Transactions.

PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

SIGNATURES

Exhibit Index

   This document contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates,""plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to Be Considered," below.

PART I.

ITEM 1. BUSINESS.

GENERAL

   Data Research Associates Inc., a Missouri corporation, and its subsidiaries (collectively, the "Company" or "DRA") is a leading systems integrator for libraries and other information providers, offering its own proprietary information services software; third party software and hardware; Internet, World Wide Web, and other networking services; and other related support services. The Company provides a selection of automation systems: the Data Research System ("DRA Classic"), the INLEX/3000 System, and the MultiLIS System. Its next-generation system, Taos, is currently being introduced. Taos uses such leading-edge technologies as an n-tiered client/server structure, object-oriented design and an object-oriented database. Each of the systems provided by DRA is a comprehensive, fully integrated package of modular software applications and is designed to allow customers to add applications without modifying their existing databases, hardware, or software. The Company also provides a wide variety of services designed to support the automation of the library. The Company's software packages are adaptable for use in academic, public, school, and special libraries ranging from single libraries to large, multi-branch systems and consortia. The Company's library customer base at November 30, 1998, is more than 800 systems serving over 2,400 individual libraries in the United States, Canada, Europe, South America, and the Pacific Rim. The Company provides Internet services to corporations and institutions outside of its traditional library market.

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

THE LIBRARY AUTOMATION MARKETPLACE AND CUSTOMERS

   Libraries began to use computers in the late 1960s and early 1970s primarily as a tool to automate manual circulation processes. Automation gradually spread throughout the library to include other tasks, such as cataloging, acquisitions, and the replacement of card catalogs with the automated public access catalogs. DRA was founded in 1975 and entered the library automation marketplace with the design philosophy of integrating these diverse functions to use a single bibliographic database based on a national standard for machine-readable cataloging ("MARC"). With other automation systems of that time, there was often a substantial duplication of effort required to maintain different databases for each of the discrete functions performed in the library. In addition, the lack of standardization in the format of its bibliographic database often forced a library to reenter its entire catalog if it changed automation systems.

   The library automation field has undergone dramatic changes since the Company commenced operations. The emphasis in the marketplace has moved from proprietary applications designed to meet narrowly defined functions to fully integrated, modular systems that automate all library functions and provide access to information resources beyond the physical confines of the library. Far from simple database management systems, library automation systems are extremely complex. Because of the complexity of these systems, the Company's sales efforts in each segment of the marketplace have tended to focus on the largest libraries and migrate downward.

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

   In addition to providing the DRA Classic System, the INLEX/3000 System the MultiLIS System and the Taos system to academic, public, school, and special libraries, the Company also provides an automated system for an extremely specialized type of library, the library for the blind and physically handicapped ("LBPH"), which is not easily categorized in any of the four standard industry segments. DRA's LBPH product is used by libraries that account for more than half of the total circulation by this type of library in the United States.

INTERNATIONAL MARKETS. DRA has offices in Australia, Canada, France, and Singapore. These offices serve 42 customers in Australia and the Pacific Rim, 142 customers in Canada, 30 customers in France, 1 customer in Chile, and 3 customers in the Caribbean. See Note F to the consolidated financial statements for geographic segment data.

CURRENT CUSTOMERS. The Company's systems are installed at over 2,400 academic, public, school, and special libraries in the United States, Canada, Puerto Rico, Australia, New Zealand, Indonesia, Singapore, France, Belgium, Chile, and Malaysia. During fiscal 1998, DRA added 14 sites to its customer base. DRA is not dependent upon a single customer or a few customers; therefore, the loss of any one or more customers would not have a material adverse effect on its business.

PRODUCTS

   The Company's automation systems are comprehensive, fully integrated packages of modular software applications designed for libraries of all sizes, ranging from single libraries to large, multi-branch library systems and consortia. The packages run on a variety of hardware platforms and operating systems and are marketed according to the specific needs of the customers. The packages are also designed to allow libraries to share the hardware and data while allowing an individual library to implement its own policies. Through the use of DRA Net, the Company provides libraries direct access to remote library indexes. The Company believes that all its proprietary software products are currently capable of acurately processing date data related to the change from 1999 to 2000.

The Company's turnkey systems are priced on the basis of several separate components: central site hardware (including operating systems software), applications software, peripheral equipment, conversion, documentation and training, and other services. Initial turnkey system installations currently tend to range in price from less than $10,000 to more than $2 million. Software product license fees are based on the type of modules licensed, the number of users permitted, and the size of hardware on which the software is operating. The price of software-only contracts has ranged from less than $10,000 to approximately $800,000. The Company also charges a monthly software maintenance fee typically equal to between 1 and 1.5 percent of the software license fee for its products. Virtually all of DRA's customers purchase software maintenance services.

SOFTWARE PRODUCTS

   CATALOGING AND AUTHORITY CONTROL. The entry and management of the database for information about library materials (books, films, cassettes, etc.) are handled by the bibliographic database management software. The information about each book or other material is stored in full MARC format, which is a national and international standard. The bibliographic database management software allows librarians to create, edit, read, and write bibliographic information in machine-readable form. The DRA software allows libraries to connect to national databases that share cataloging information, which reduces the cost of cataloging for any participating library. The biblio graphic database management software also facilitates authority control. This feature directs the individuals searching the database to the correct term to be used when locating materials.

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

   PUBLIC ACCESS. DRA offers a wide range of products to facilitate the searching of the local library catalog and remote databases. Industry practice generally labels any product that takes the place of manual card catalogs as an On-line Public Access Catalog. For searching a library's local catalog, the Company offers various user interface options designed to accommodate differing levels of user sophistication. Among the Company's public access products is the Information Gateway module, which offers access to materials and information available outside the physical confines of the library. These features include full-text delivery for journals; access to numerous databases via either DRA Net or direct loading on the local computer; creation of and access to a database that contains detailed listings of local events, social services, and other programs; creation of and access to an index of newspapers and serials that are not indexed in commercially prepared citation indexes; and creation of and access to databases of photographs, illustrations, and diagrams using "imaging" technology for display on the computer screen. In fiscal 1994, the Company introduced a public access and research workstation product called DRA Find, the first product in an evolutionary path toward a distributed processing extension of the Company's client/server architecture. DRA Find is a Microsoft Windows-based PC software product that allows simultaneous searching of multiple databases, as well as retrieval of data in textual or multimedia formats. In fiscal 1996, the Company introduced DRA Web, a retrieval device based on the World Wide Web, and DRA Kids, a children's workstation product. On September 30, 1997, the Company released DRA Web2, a more powerful retrieval device that incorporates the object- oriented technology of the Company's new Taos product line. See discussion of cautionary statements at exhibit 99.1.

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

   REPORTS. Because of their funding structures, libraries are required to produce numerous reports about their collections, usage, and borrowers. All DRA software offers extensive standard reporting capabilities and, as an option, report writer modules for specialized reporting needs. The report writer modules are based on third-party software products that are modified by the Company to meet unique requirements of the library environment.

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

NETWORKING

  Libraries have begun to recognize that printed works are only a small subset of the information resources demanded by their patrons. More and more information is becoming available in electronic formats. At the same time, traditional sources of library funding have diminished, and the costs of printed works have increased. Therefore the Company has focused much of its development efforts on networking products because it believes that such products allow libraries to provide access to information without having to bear the full expense of buying, maintaining, and storing such information.

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

During fiscal 1998, the number of library customers using DRA Net declined slightly as competition for Internet connections from Internet Service Providers in the libraries' local markets increased. New corporate and institutional Internet customers outside of the Company's traditional library marketplace increased. Management believes that easy access to popular library databases, along with this ability to circumvent the growing congestion of the general Internet, will continue to provide competitive advantages in the sales of DRA Net services within the Company's traditional library marketplace.

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

   OPEN SYSTEMS. There has been considerable emphasis in the computer industry in general and in the library automation industry specifically on the trend toward "open systems" computing. Management pursues a philosophy that bases the development of open systems on the interoperability of differing software systems. Interoperability allows software systems using diverse hardware platforms and operating systems to interact directly with each other and thus is very closely related to transparency. Management believes that national and international standards, particularly the Z39.50 standard, are the only basis for achieving open systems in library automation. The Company has recently furthered its emphasis on standards-based open systems by integrating the Common Object Request Broker Architecture (CORBA) - an industry standard for communication among various elements of an automation system - into both its legacy and next-generation products.

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

   More recently, the Company has taken an active role in the development, implementation, and promotion of the National Information Standards Organization("NISO") Z39.50 standard. Z39.50 provides for transparent exchange of data between systems that use entirely different hardware, software, and operating systems. The Company incorporates this standard throughout its software product line and continues its leadership role in bringing this standard to market.

   As part of its standards activities, the Company devotes staff and financial support to national and international standards organizations. DRA President and Chief Executive Officer Michael J. Mellinger recently served as Chairman of the Board of Directors of the NISO, the official U.S. standards organization for libraries and other information services and currently serves as its treasurer.

CUSTOMER SERVICES

   Complementing the Company's software products is a broad selection of customer services. DRA is committed to providing full service to its customers by offering the following:

   INSTALLATION AND CONVERSION. An initial installation usually consists of a core configuration of the Cataloging and Circulation modules, plus any optional modules desired by the customer at the time of purchase. The Company's installation personnel include experienced librarians and computer specialists who assist the library in general preparation for and installation of the hardware and software (for turnkey sales) or the software only (for software-only licenses). DRA has converted a number of different types of library automation systems developed by its national competitors, as well as local software developers. The Company's installation personnel minimize the amount of downtime or disruption of daily activities during a system conversion by providing advanced training, off-site data conversion and an efficient backup circulation system.

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

   AUTHORITY CONTROL PROCESSING SERVICES. Many libraries want their bibliographic database "authorized" as part of their installation. Authorization involves the verification of subject headings and names contained in a library's bibliographic files against the Library of Congress files. The Company has its own proprietary authority processing services and pioneered the provision of networked authority control processing services and ongoing authority verification via DRA Net, resulting in cost savings when compared to traditional authorization techniques.

   CUSTOM SOFTWARE. In addition to its software modules designed to automate fundamental library functions, DRA also provides to its customers certain application software that is customized to meet their special needs or supplement the Company's standard software modules.

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

   DRA's product development staff is currently involved in a number of product enhancements and new product developments. In fiscal 1996, DRA released new versions of software products with electronic document interchange capabilities, multilingual capabilities, and bindery capabilities. The Company also released DRA Web, a web server product, and updates to DRA Find and DRA Kids in fiscal 1996. In fiscal 1997, the Company released DRA Web2, a more powerful retrieval device that incorporates the object-oriented technology of the Company's new Taos product line. The Company is involved in developing an interlibrary loan product. The Company also routinely establishes joint development projects with leading libraries to support its product development efforts. Fifty-one full-time employees are directly involved in product development. Several members of senior management also devote time to product development activities. See Note A to the consolidated financial statements for research and development costs and discussion of cautionary statements in exhibit 99.1.

RELATIONSHIP WITH HARDWARE VENDORS

   The Data Research System has traditionally operated exclusively on Digital computers and the Open VMS operating system. During 1998 Digital Equipment Corporation was purchased by Compaq. Management has taken steps to move toward support of multiple platforms and operating systems. One of these steps is migration to next-generation client/server technologies through the development of Taos using the UNIX and Windows NT operating systems. Due to the purchase of the MultiLIS system, the Company can also now offer a complete, fully functional system based on the UNIX operating system. In conjunction with this multi-vendor strategy, the Company has developed marketing, sales, and product development relationships with numerous hardware vendors.

   Although it is moving away from strong dependence on Digital, DRA maintains the close business relationship it has had with Digital since 1975. During fiscal 1997, Digital stopped selling any hardware directly to its value-added resellers and initiated a partnership among Digital, its resellers, and its distributors for the purchase of hardware and systems software. Since January 13, 1997, DRA has been party to a Distribution Value Added Reseller ("DVAR") agreement between the Company and Hall-Mark Computer Products ("Hall-Mark"), with Digital regarded as a third-party beneficiary of the agreement. Under the terms of the DVAR agreement, which expires on June 18, 1999, and is subject to annual renewal, DRA negotiates volume discounts directly with Hall-Mark, and Digital continues to provide certain warranties on the equipment and software and indemnity against copyright or patent infringement claims relating to the use of Digital products or documentation. The Company maintains an annually renewable agreement directly with Digital for the purchase and resale of maintenance on hardware and system software. The Company also maintains a wide range of volume discount and reseller arrangements with vendors of support and peripheral equipment and services. The servers used by the Taos system run on various versions of the UNIX operating system and on Microsoft's Windows NT operating system. A large proportion of the initial Taos implementations are expected to run on Sun hardware using the Solaris operating system, Sun's version of UNIX. DRA has been a Sun reseller since 1995 and negotiates volume discounts directly with the distributor MOCA Merisel according to a Sun Master Reseller Agreement. Sun product pricing is determined through the volume commitments of the Merisel VAR Vantage program, which renews annually on August 31st. DRA also maintains a reseller agreement directly with Sun for the purchase and resale of services and maintenance on hardware and software. During fiscal 1998, DRA completed its Sun certification process which includes an on-site audit.

The Company also expects to offer the Taos system on other vendors' hardware platforms, according to market conditions and technical considerations, and has established or is in the process of establishing several other similar agreements with major hardware manufacturers.

COMPETITION


   While its competition is highly fragmented, DRA recognizes approximately a dozen direct library competitors, representing a mix of closely held private companies and divisions of Fortune 100 companies. Certain of the Company's competitors have greater financial, technical, marketing, and sales resources than DRA. There can be no assurance that the Company's present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

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

BACKLOG

   The Company's normal backlog consists of signed contracts or purchase orders for products and services on which the Company expects to realize revenue upon shipment of products and performance of services. Backlog fluctuates significantly due to installation scheduling, new product development, customer delays in facilities preparation, and other factors both within and outside the Company's control. Because of these factors and because DRA typically ships its products within a short period after orders are received, management believes that backlog does not provide a meaningful indication of future performance; however, currently the Company has a backlog related to eight contracts for the Company's next-generation Taos system. Recognition of revenue from this backlog is subject to completion of all required modules mandated by each contract, along with the logistical considerations that accompany the initial release of a new product. See "Cautionary Statements- Additional Important Factors to be Considered" in exhibit 99.1.

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

EMPLOYEES

   As of November 30, 1998, DRA had 215 employees, including 40 in marketing and sales, 88 in computer operations services and training, and 53 in product development. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company periodically employs consultants to assist with specific development projects.


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


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation except the following:

In October 1998, Sector 7 U.S.A., Inc. ("Sector 7"), filed suit against the Company in the United States District Court for the Western District of Texas, Austin Division (Civil Action No. A98CA 58-575JN) seeking a declaratory judgment that Sector 7 did not breach a computer software development contract (the "Contract) between the Company and Sector 7.

Shortly thereafter, the Company filed a lawsuit against Sector 7 in the United States District Court for the Eastern District of Missouri, Eastern Division (Cause No. 4:98 CV 01335ERW), claiming breach of the Contract and seeking $750,000 for breach of warranty and other damages for fraud in the inducement with respect to such Contract.

The Company believes the allegations of the lawsuit pending in Texas to be without merit and the Company intends to vigorously defend this matter (and to prosecute the corresponding action pending in the Eastern District of Missouri).

At this time, the Company cannot predict the probable outcome of these lawsuits but does not anticipate any material adverse consequences to the Company as a result of these lawsuits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.*

  The executive officers of the Company are:

      Name                        Age           Position
      ----                        ---           --------

      Michael J. Mellinger         49           Chairman, President
                                                and Chief Executive
                                                Officer

      Katharine W. Biggs           55           Vice-President, Chief
                                                Financial Officer
                                                and Treasurer

      Joseph M. Bonwich            39           Vice-President

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

   Mr. Bonwich was elected Vice-President of the Company in February 1996. He now oversees the Company's marketing and corporate communications, groups. He joined DRA as president of the wholly owned and now dissolved subsidiary formed to handle the Company's advertising and public relations. From 1994 to 1996, he was Director of Corporate Communications for DRA. From 1992 to 1994, he was Director of Marketing.

   Each of the executive officers serves at the discretion of the Board of Directors, except Mr. Mellinger, who is a party to an employment agreement with the Company, which agreement expires September 30, 2002, with an automatic five-year renewal, unless terminated by Mr. Mellinger or the Company upon the occurrence of certain events.


----------
*This information is included in Part I as a separate item in accordance with Instruction 3 to Item 401 (b) of Regulation S-K adopted under the Securities Exchange Act of 1934.


                                      PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

MARKET INFORMATION

   The common stock is quoted on the NASDAQ National Market System, under the trading symbol DRAI.

   The high and low sales prices, for the common stock during each of the quarters of fiscal 1997 and fiscal 1998 were as follows:


Year Ended September 30, 1997:

                 Quarter                   High            Low
                 First                    $15.00         $12.50
                 Second                    15.75          13.25
                 Third                     14.00          11.50
                 Fourth                    15.50          11.75

Year Ended September 30, 1998

                 Quarter                   High            Low
                 First                    $14.375        $12.250
                 Second                    14.25          13.125
                 Third                     19.50          13.75
                 Fourth                    19.75          14.00

HOLDERS

   As of November 30, 1998, there were 211 shareholders of record of the common stock. Management believes that there are between 1,200 to 1,500 beneficial shareholders.


DIVIDENDS

   On November 12, 1998, the Board of Directors declared an annual dividend of $.12 per share of common stock outstanding, payable on January 25, 1999, to holders of record at the close of market January 8, 1999. The Board of Directors anticipates paying an annual cash dividend, but may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's earnings, performance, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

   The selected financial data appearing below have been derived from the Company's audited consolidated financial statements. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this filing.

Income Statement Data
(In thousands, except per share data)

                                                    Year Ended September 30
                                      ---------------------------------------------------

                                        1998       1997      1996      1995(1)     1994
                                      -------    -------    -------    -------    -------
Revenues:
  Hardware                            $ 5,433    $ 9,759    $11,724    $10,905    $ 8,005
  Software                              8,017      6,969      9,949      8,513      7,255
  Service and other                    19,095     18,641     16,909     15,449     10,056

Total revenues                         32,545     35,369     38,582     34,867     25,316
Expenses:
    Cost of revenues                    9,703     12,801     13,657     12,651      9,017
    Salaries and employee benefits      9,706      9,193     10,379      9,356      6,128
    General and
      administrative expenses           6,944      6,166      6,788      6,344      5,090
    Depreciation and amortization       1,718      1,339      1,147        993        766

Total operating expenses               28,071     29,499     31,971     29,344     21,001
Income from operations                  4,474      5,870      6,611      5,523      4,315
Other income (expense), net             1,009        788        590        347        211
Income before income taxes              5,483      6,658      7,201      5,870      4,526
Provision for income taxes              1,783      2,164      2,747      2,236      1,585
Net income                            $ 3,700    $ 4,494    $ 4,454    $ 3,634    $ 2,941

Basic earnings per share (2)          $   .68    $   .81    $   .81    $   .66    $   .54
Diluted earnings per share (2)            .67        .81        .80        .66        .54

Dividends paid per
 common share                         $   .12    $   .10    $    --    $    --    $    --


Balance Sheet Data
(In thousands)

                                                          September 30
                                      ---------------------------------------------------

                                        1998       1997      1996        1995      1994
                                      -------    -------    -------    -------    -------
Working capital                       $21,953    $22,189    $18,938    $14,562    $12,925
Total assets                           40,730     41,139     36,661     32,887     27,376
Long-term obligations                      --         --         --         --         32
Shareholders' equity                   31,505     31,442     27,446     22,813     19,107



(1) Data for the year ended September 30, 1995, reflects the acquisition of the MultiLIS System in October 1994.

(2) All share and per-share information has been retroactively restated to reflect the three-for-two stock split effected in the form of a stock dividend approved by the Board of Directors effective July 18, 1996. Information for 1997 and prior years has been restated to reflect the adoption Of SFAS No.128. See Note A of the Notes to Consolidated Financial Statements--Earnings per Share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support, and product maintenance. Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly over the term of the maintenance contracts. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred. All costs qualifying for deferral are reported on the balance sheet as deferred software costs and amortized over the estimated useful life of the product in accordance with SFAS No. 86. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and services than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

   This document contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates,""plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to Be Considered," below and in exhibit 99.1.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED
   SEPTEMBER 30, 1997

   Hardware revenues decreased $4.4 million, or 44%, to $5.4 million in fiscal 1998 from $9.8 million in fiscal 1997. This decrease is due in part to three large hardware upgrades that produced $2.1 million in hardware revenue in fiscal 1997; in part to anticipation of Taos delivery; and to a significant degree to customers' increasing ability to buy high-performance systems at a lower price. Management expects that hardware revenues will continue to decline. The gross margin on hardware was 30% in fiscal 1998 and 31% in 1997.

   Software license revenues increased $1.0 million, or 15%, to $8.0 million in fiscal 1998 from $7.0 million in fiscal 1997. The increase is primarily a result of a large DRA Classic turnkey contract that generated $.9 million in software license revenue in fiscal 1998, and, in part, due to the first revenue recognized from Taos. The gross margin percentage on software was 82% for fiscal 1998 and 74% for fiscal 1997. The increase is due primarily to an increase in fiscal 1998 of revenues from DRA Classic software which has a higher margin than other types of software sold by the Company.

   Service and other revenues increased $.5 million, or 2%, to $19.1 million in fiscal 1998 from $18.6 million in fiscal 1997. This increase is primarily due to the larger installed base of licensed software products that annually generate maintenance revenues. Maintenance revenues increased $1.3 million in fiscal 1998. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases. The increase in maintenance revenues was offset by decreases in revenues from some of the Company's contract implementation services. These revenues decreased because the Company implemented fewer new contracts in fiscal 1998 than in fiscal 1997. The gross margin percentage on service and other revenues remained consistent at 77% in fiscal 1998 and in fiscal 1997.

   Cost of revenues decreased $3.1 million, or 24%, to $9.7 million in fiscal 1998 from $12.8 million in fiscal 1997. This decrease is primarily a result of the decrease in hardware revenues in fiscal 1998 from fiscal 1997.

   Salaries and employee benefits increased $.5 million, or 6%, to $9.7 million in fiscal 1998 from $9.2 million in fiscal 1997. This increase is primarily attributable to annual raises and to the implementation of a formal pay scale. The increase was mitigated somewhat by the continued capitalization in fiscal 1998 of salaries and benefits related to software development.

   General and administrative expenses increased $.7 million, or 13%, to $6.9 million in fiscal 1998 from $6.2 million in fiscal 1997. This increase is primarily attributable to the write-off in fiscal 1998 of $.8 million of development tools that the Company has discontinued using. Depreciation and amortization increased $.4 million, or 28%, from $1.3 million in fiscal 1997 to $1.7 million in fiscal 1998 primarily as a result of renovations made in 1998 to one of the Company's headquarters buildings.

Income from operations decreased $1.4 million, or 24%, to $4.5 million in fiscal 1998 from $5.9 million in fiscal 1997. This decrease is a result of a decrease in hardware sales and an increase in salaries and benefits and general and administrative expenses as discussed above.

   Other income (expense) increased $.2 million to $1.0 million in fiscal 1998 From $.8 million in fiscal 1997 due to increased rates earned on cash investments.

   The Company's consolidated effective tax rate was 32.5% in both fiscal 1998 and fiscal 1997. The consolidated effective tax rate for fiscal 1998 is less than the US statutory rate primarily due to the generation and utilization of significant research and development credits in the current year.

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

   The Company's consolidated effective tax rate was 32.5% in fiscal 1997 And 38.1% in fiscal 1996. This decrease is primarily attributable to the utilization of foreign subsidiaries' loss carry forwards in fiscal 1997 for which no previous benefit had been recognized.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At September 30, 1998, the Company's working capital was $22.0 million, and its ratio of current assets to current liabilities was 4.0 to 1, as compared to working capital of $22.2 million and a ratio of current assets to current liabilities of 3.7 to 1 at September 30,1997. The decrease in working capital is primarily attributable to the use of cash for the Company's stock repurchase program.

   Net cash provided by operating activities was $5.4 million for fiscal 1998,compared to $12.8 million for fiscal 1997. The decrease in net cash provided by operations was primarily due to a $2.0 million increase in the accounts receivable balance during fiscal 1998, compared to a $6.1 million decrease in the accounts receivable balance during fiscal 1997. The increase in accounts receivable relates to the timing of payments received from customers.

   Net cash used in investing activities was $12.9 million for fiscal 1998,compared to $4.4 million for fiscal 1997. The Company's significant investing activities in fiscal 1998 included $8.5 million in short-term investments, $2.7 million for capitalized software and $.6 million for data processing equipment. The Company's significant investing activities in fiscal 1997 included $1.8 million for capitalized software, $1.0 million for data processing equipment, and $.5 million for office renovations.

   Net cash used in financing activities was $3.5 million for fiscal 1998 and $.4 million for fiscal 1997. The Company's primary use of cash for investing in fiscal 1998 was $3.1 million for the purchase of treasury stock and the payment of a $.12 per share dividend to common stock shareholders. The Company's financing activities in fiscal 1997 related to the exercise of stock options by directors and employees and a $.10 per share dividend to common stock shareholders.

   During fiscal 1998, 1997, and 1996, the Company incurred capital expenditures of $1.8 million, $2.3 million and $1.8 million respectively. No material commitments with respect to capital expenditures have been made for fiscal 1999.

   In October 1998 the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $3 million, such purchases to be made from time to time during the following twelve months.

   In January 1998, the Company renewed its $6.0 million line of credit, which will mature in January 1999 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. As of September 30, 1998, the applicable interest rate was 8.14% per annum. There have been no borrowings against the Company's line of credit since May 1991.

Management believes that with the current cash position of $8.7 million, short-term investments of $8.5 million and accounts receivable of $10.5 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $7.2 million, the Company will be able to meet both its liquidity needs and capital expenditure needs for the next 12 months. Management believes that with total long-term liabilities of slightly more than $2.0 million and no other known long-term commitments or demands the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

Recent Accounting Pronouncements

   During 1998 the Company adopted SFAS No. 128, "Earnings Per Share." The adoption of SFAS No. 128 did not have a material effect on the Company's consolidated financial statements or results of operations. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128. See Note A of the audited financial statements for a discussion of recent accounting pronouncements to be adopted.

Year 2000 Readiness Disclosure

   The arrival of the year 2000 poses certain technological challenges resulting from a reliance of some computer technologies on two digits rather than four digits to represent the calendar year (e.g., "98" for "1998"). It is generally believed that computer technologies programmed in this manner, if not corrected, may produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," could have an adverse effect on the Company's financial condition, results of operations, business or business prospects because, in order to function properly, the Company's products must interface with a multitude of software and hardware products manufactured by unrelated third parties. The company has been working diligently to prevent or mitigate disruptions relating to the year 2000.

   As of September 30, 1998, the Company has reviewed all of its proprietary software products and believes that all of such software products are currently capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that are also capable of accurately processing such data.

   The Company has formed an oversight committee and has developed a plan to coordinate identification, evaluation and implementation of any necessary changes to the computer systems, applications and business processes used by the Company in the operation of its business. As of September 30, 1998, the oversight committee had identified the Company's systems that could potentially be impacted by the Y2K Problem. The Company is currently in the process of prioritizing the identified systems and undertaking three primary steps to validate systems readiness. The three steps are (1) obtaining a vendor readiness statement (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to obtain a vendor readiness statement for all identified systems and to perform internal testing on those identified as critical to its operations that have not already been validated through a third-party authorized organization. The Company expects to have finished identifying and prioritizing systems by March 31, 1999. By June 30, 1999, the Company will have completed necessary testing of critical systems and will have compiled a list of identified problems and recommended solutions. Beginning in July 1999, the Company will begin applying solutions, verifying that such solutions make the system(s) avoid the Y2K Problem, and developing a contingency plan for any critical system that remains susceptible to theY2K Problem. The Company plans to be complete with all Y2K readiness and contingency planning well before December 31, 1999.


   The Company anticipates that its Y2K action plan discussed above will be carried out solely by existing employees. Accordingly, the Company has not incurred any material incremental costs and has not identified any incremental future costs associated with the Y2K Problem.

   No assurances can be given that the Company will be able to completely identify or address all issues related to the year 2000 Problem that affect the Company, or that third parties with whom the Company does business will not experience system failures as a result of the Year 2000 Problem, nor can the Company fully predict the consequences of any such failure.

   There is no single customer or product vendor which, in the Company's assessment, is or may be likely to present any significant exposure due to the Year 2000 Problem. However, management anticipates that there may be some negative impact on the timely receipt of accounts receivable due to the failure of certain customers to prepare adequately for the Year 2000 Problem. In a worst-case scenario, these accounts receivable related difficulties might require the Company to draw down its own credit line or to reduce the amount of available cash on hand.

   The Company also could face some risk from the possible failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the year 2000. Because the Company outsources the delivery of hardware to its customers, such a failure could affect the installation of the Company's products at customer locations. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Y2K action plan, the Company's ability to evaluate is limited to some extent by the willingness of vendors to supply information and the ability of vendors to verify the Y2K preparedness of their own systems or their sub-providers. However, the Company has received assurances from its significant vendors that there will not be any such disruption; accordingly the Company does not currently anticipate that any of its significant vendors will fail to provide continuing service due to the Year 2000 Problem.

   The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) to avoid disruption of service in connection with the transition from 1999 to 2000 could adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure, and the Company relies on such utilities for the delivery of its own products, particularly telecommunications. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact businesses other than the Company.

   The foregoing discussion of the Company's Year 2000 Readiness contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statements - Additional Important Factors to Be Considered," below and in
Exhibit 99.1.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

   The Company's exposure to potential near-term losses in future earnings, fair value or cash flows resulting from reasonably possible changes in market rates or prices is not material.

CAUTIONARY STATEMENTS--ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED

   The Company's future results could differ materially from those discussed in this document. Factors that could contribute to such differences include, but are not limited to, the following:

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

DEPENDENCE ON AND RELATIONSHIP WITH COMPAQ. Although DRA is moving away from a strong dependence on Compaq's Digital computers, a substantial portion of the Company's revenues are still derived from Compaq`s Digital hardware and licensing of the Company's software, which was originally designed to operate on Digital computers.

DEPENDENCE ON KEY PERSONNEL. DRA's continued success depends in large part on certain key personnel, including Michael J. Mellinger, its founder, President, and Chief Executive Officer. The loss of the services of Mr. Mellinger and the inability of the Company to attract and retain a suitable replacement could have a material adverse effect on the Company.

PRINCIPAL SHAREHOLDERS. Michael J. Mellinger and F. Gilbert Bickel III combined own in excess of 45 percent of the common stock outstanding. As a result, Mr.Mellinger and Mr. Bickel may be able to effectively control the outcome of certain matters requiring a shareholder vote.

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

YEAR 2000 PROBLEM.  See discussion above under Year 2000 Readiness Disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

Report of Independent Auditors                                           27

Consolidated Balance Sheets as of September 30,
    1998 and 1997                                                        28

Consolidated Statements of Income for the years ended
    September 30, 1998, 1997, and 1996                                   30

Consolidated Statements of Shareholders' Equity for the
    years ended September 30, 1998, 1997, and 1996                       31

Consolidated Statements of Cash Flows for the years
    ended September 30, 1998, 1997, and 1996                             33

Notes to Consolidated Financial Statements                               35

Report of Independent Auditors


Board of Directors and Shareholders
Data Research Associates, Inc.



We have audited the accompanying consolidated balance sheets of Data Research Associates, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the September 30, 1997 and 1996 financial statements of DRA Information Inc., a wholly-owned subsidiary, which statements reflect total assets constituting seven percent in 1997, and total revenues constituting thirteen percent in 1997 and twelve percent in 1996, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for DRA Information Inc. as of and for each of the two years ended September 30, 1997 is based solely on the reports of other auditors.

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

In our opinion, based on our audits and, for September 30, 1997 and 1996, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Research Associates, Inc. and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement scheule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

St. Louis, Missouri
November 9, 1998

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                       September 30
                                             ------------------------------
                                                 1998               1997
                                             -----------        -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                    $ 8,710            $19,734
  Short-term investments                         8,493                  -
  Accounts receivable less allowance for
    doubtful accounts of $101 in 1998
      and $119 in 1997:
        Billed                                   8,092              7,689
        Unbilled                                 2,445                869
                                               -------            -------
                                                10,537              8,558
  Income taxes receivable                          278                735
  Inventories                                      136                 76
  Prepaid expenses                                 542              1,053
  Deferred income taxes                            261                183
  Other current assets                             202                171
                                               -------            -------
TOTAL CURRENT ASSETS                            29,159             30,510

PROPERTY AND EQUIPMENT:
  Land and improvements                            504                504
  Building and improvements                      2,719              2,570
  Data processing equipment                      6,525              5,562
  Furniture, fixtures, and other                 3,724              3,713
                                               -------            -------
                                                13,472             12,349
  Less accumulated depreciation                  6,752              5,708
                                               -------            -------
                                                 6,720              6,641

DEFERRED SOFTWARE COSTS
  (net of accumulated amortization
   of $1,711 in 1998
   and $1,360 in 1997)                           4,365              2,051

NOTES RECEIVABLE                                    43                 99

INTANGIBLE ASSETS
  (net of accumulated amortization
   of $4,221 in 1998
   and $3,685 in 1997)                             443              1,838
                                               -------            -------
                                               $40,730            $41,139
                                               =======            =======

(Dollars in thousands, except per share data)

                                                       September 30
                                             -------------------------------
                                                 1998               1997
                                             -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                             $ 1,030             $ 1,792
  Employee compensation                            375                 328
  Deferred revenue                               4,511               4,047
  Customer deposits                                695               1,035
  Other accrued liabilities                        595                 528
  Income taxes payable                               -                 591
                                               -------             -------
TOTAL CURRENT LIABILITIES                        7,206               8,321

DEFERRED INCOME TAXES                            2,019               1,376

COMMITMENTS AND CONTINGENCIES--
    (Notes C and J)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share--1,000,000
    shares authorized, no shares
    issued
  Common stock, par value
    $.01 per share--10,000,000
    shares authorized, 5,556,670
    shares issued in 1998 and
    5,538,870 issued and outstanding
    in 1997                                         56                  55
  Additional paid-in capital                     5,763               5,612
  Foreign currency translation adjustment         (239)                (77)
  Retained earnings                             28,887              25,852
                                               -------             -------
                                                34,467              31,442
Less cost of 179,098 shares
of treasury stock                               (2,962)                  -
                                               -------             -------
TOTAL SHAREHOLDERS' EQUITY                      31,505              31,442
                                               -------             -------
                                               $40,730             $41,139
                                               =======             =======


See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)



                                           Year ended September 30
                                 ------------------------------------------
                                     1998           1997          1996
                                 ------------   ------------   ------------
REVENUES
  Hardware                        $  5,433        $  9,759        $11,724
  Software                           8,017           6,969          9,949
  Service and other                 19,095          18,641         16,909
                                   -------         -------        -------
                                    32,545          35,369         38,582

EXPENSES
  Cost of revenues
    Hardware                         3,793           6,751          8,500
    Software                         1,468           1,814          1,213
    Service and other                4,442           4,236          3,944
                                    ------          ------         ------
                                     9,703          12,801         13,657

  Salaries and employee benefits     9,706           9,193         10,379
  General and administrative
    expenses                         6,944           6,166          6,788
  Depreciation and amortization      1,718           1,339          1,147
                                    ------          ------        -------
                                    28,071          29,499         31,971
                                    ------          ------         ------
INCOME FROM OPERATIONS               4,474           5,870          6,611

OTHER INCOME (EXPENSE)
  Interest                             928             751            502
  Other                                 81              37             88
                                    ------          ------         ------
INCOME BEFORE INCOME TAXES           5,483           6,658          7,201

PROVISION FOR INCOME TAXES           1,783           2,164          2,747
                                    ------         -------         ------
NET INCOME                         $ 3,700        $  4,494        $ 4,454
                                   =======        ========        =======


Basic earnings per share              $.68            $.81           $.81
                                   =======        ========        =======

Diluted earnings per share            $.67            $.81           $.80
                                   =======        ========        =======

Dividends per share                  $0.12           $0.10           $  -
                                   =======        ========        =======



See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except for per share data)

                     Common  Stock  Additional  Foreign              Treasury Stock
                   ----------------  Paid-In    Currency   Retained ----------------
                    Shares   Amount  Capital   Translation Earnings  Shares   Cost
                  --------- ------- ---------- ----------- -------- ------- --------
Balance at
September 30,
1995             5,736,169     $57     $5,492       $83    $17,456  265,100     $275

Options
exercised           41,351       1        208         -          -        -        -

Net income               -       -         -          -      4,454        -        -

Foreign
currency
translation
adjustment               -       -          -       (30)         -        -        -
                 ---------     ---     ------       ---   --------  -------     ----
Balance at
September 30,
1996             5,777,520      58      5,700       $53     21,910  265,100      275

Retirement
of treasury
stock             (265,100)     (3)      (272)        -          - (265,100)    (275)

Options
exercised           26,450       -        184         -          -        -        -

Net income               -       -          -         -      4,494        -        -

Cash
dividends
($.10 per
  share)                 -       -          -         -       (552)       -        -

Foreign
currency
translation
adjustment               -       -          -      (130)         -        -        -
                 ---------     ---     ------     -----    -------  -------  -------
Balance at
September 30,
1997             5,538,870     $55     $5,612      ($77)   $25,852        -    $   -

Purchase
of treasury
stock                    -       -          -         -         -  (186,200)  (3,051)

Options
exercised           17,800       1        134       -            -     2,950      37

Dividend
reinvestment/
employee stock
purchase plan            -       -         17       -            -     4,152      52

Net income               -       -          -       -        3,700         -       -

Cash
dividends
($.12 per
  share)                 -       -          -       -         (665)        -       -

Foreign
currency
translation
adjustment               -       -          -    (162)           -         -       -
                 ---------     ---     ------   -----      -------   -------  ------

Balance at
September 30,
1998             5,556,670     $56     $5,763   $(239)     $28,887  (179,098) $2,962
                 =========     ===     ======   =====      =======   =======  ======

See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

                                            Year ended September 30
                                  -----------------------------------------
                                    1998            1997             1996
                                  ---------       ---------       ---------
OPERATING ACTIVITIES
Net income                          $ 3,700         $ 4,494         $ 4,454
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization     3,383           2,543           2,222
    Provision for deferred
      income taxes                      563             885             202
    (Gain) loss on disposal of
      property and equipment              1              (3)             (2)
    Changes in operating assets
      and liabilities:
      Accounts receivable            (2,194)          6,020          (2,845)
      Note receivable                    56             196             (36)
      Inventories                       (61)            101             (42)
      Prepaid expenses and
        other current assets            555            (408)           (224)
      Accounts payable and
        other current liabilities      (564)           (981)         (1,496)
                                     ------         -------         -------
NET CASH PROVIDED
BY OPERATING ACTIVITIES               5,439          12,847           2,233

INVESTING ACTIVITIES
  Purchase of property
    and equipment                    (1,778)         (2,312)         (1,844)
  Deferred software costs            (2,667)         (1,832)           (382)
  Purchase of short-term
    investments                     (38,717)              -               -
  Proceeds from short-term
    Investments                      30,224               -               -
  Proceeds from disposal
   of property and equipment              -               -               9
  Purchase of software                    -            (281)           (442)
                                     ------          ------         -------
NET CASH USED IN
INVESTING ACTIVITIES                (12,938)         (4,425)         (2,659)

FINANCING ACTIVITIES
  Proceeds from options exercised       241             184             209
  Cash dividends paid                  (665)           (552)              -
  Purchase of treasury shares        (3,051)              -               -
                                     ------          ------         -------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                 (3,475)           (368)            209

Effect of exchange rate changes


on cash and cash equivalents            (50)           (143)            (19)
                                     ------          ------         -------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           (11,024)          7,911            (236)

Cash and cash equivalents
at beginning of year                 19,734          11,823          12,059
                                    -------         -------         -------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                      $ 8,710         $19,734         $11,823
                                    =======         =======         =======


See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1998

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Data Research Associates, Inc. and subsidiaries (the Company) develops, markets, and supports application software and turnkey systems for libraries. The Company also provides product support, implementation, consulting, education, custom programming, and systems integration services to its customers. A significant portion of the Company's sales is derived from its DRA Classic software product.

Principles of Consolidation: The consolidated financial statements include the accounts of Data Research Associates, Inc. and its wholly owned subsidiaries in Australia, Canada, France, and Singapore. All intercompany accounts and transactions have been eliminated.

The Company's wholly owned subsidiary in France, MultiLIS Europe, S. A. (MultiLIS), has been consolidated based upon a fiscal period ending June 30, which the subsidiary utilizes in order to satisfy certain statutory requirements. Operations of MultiLIS for the three months ended September 30, 1998 and 1997, were not significant.

Cash Equivalents: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The cash and cash equivalents include marketable securities of $3,986,000 and $14,909,000 at September 30, 1998 and 1997, respectively. The Company's marketable securities include mortgage-backed securities and U.S. corporate debt securities which are classified as held-to-maturity since the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost which approximates fair value.

Inventories: Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended September 30, 1998, 1997, and 1996 was $1,666,000, $1,256,000, and
$953,000, respectively.

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development: The Company has a comprehensive line of software products and maintains a programming group to service, update, and enhance those products. Research and development costs associated with products outside of its existing line were expensed as incurred and amounted to $1,836,000, $1,265,000, and $1,900,000 for the years ended September 30, 1998, 1997, and 1996, respectively. Development costs of $2,665,000 in 1998, $1,832,000 in 1997, and $382,000 in 1996, associated with significant enhancements to its existing software products and development of new products incurred subsequent to attaining technological feasibility were capitalized. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic useful life of the product. Currently, the Company is using an estimated economic useful life of two to five years for all capitalized software costs. Amortization expense for the years ended September 30, 1998, 1997, and 1996 was $351,000, $303,000, and $194,000, respectively.

Income Taxes: The provision for income taxes is computed using the liability method. The primary difference between financial statement and taxable income results from the use of different methods of computing depreciation, capitalized software development costs, prepaid expenses, and customer deposits.

Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company has elected to continue following Accounting Principles Board No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the grant date.

Earnings per Share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

For the Company, basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed using the weighted average number of common shares and potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of outstanding stock options. See Note H for additional information regarding earnings per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards: In October 1997, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 is effective for the Company for transactions entered into beginning on October 1, 1998. Based on management's review of this standard, adoption of SOP 97-2 will not have a material impact on the Company's 1999 financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Segment Information." Both of those standards are effective for fiscal years beginning after December 15, 1997, and thus will be effective for the Company after September 30, 1998. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Management does not believe that the adoption of SFAS No. 130 will have a material impact on its financial statements.

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

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the company.

NOTE B-NOTE PAYABLE

The Company has a $6,000,000 line of credit with a local bank which allows the Company to borrow periodically, primarily to finance hardware purchases and meet short-term borrowing needs. Interest is payable monthly at the federal funds rate plus 200 basis points, and the line is collateralized by accounts receivable, inventory, and equipment. The terms of the loan agreement require, among other things that the Company maintain certain working capital and net worth amounts and meet certain financial ratios. There were no outstanding borrowings during 1998 and 1997. The line is scheduled for renewal in February 1999.

NOTE C-LEASES AND COMMITMENTS

The Company leases equipment and office space under various operating leases. The Company has two minimum monthly purchase commitments for telecommunication services at September 30, 1998. The following summarizes the operating leases and purchase commitments for telecommunication services (in thousands):

                                    Operating               Telecommunication
                                     Leases                      Services
       1999                         $  173                        $ 840
       2000                            113                          620
       2001                             84                          600
       2002                             70                          600
       2003                             71                            -
                                    ------                       ------
                                    $  511                       $2,660
                                    ======                       ======

Rental expense on operating leases for the years ended September 30, 1998, 1997, and 1996 was $238,000, $270,000, and $245,000, respectively. Rental expense included amounts paid to a company that is owned by the president of the Company totaling $20,000 for each of the years ended September 30, 1998, 1997, and 1996.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE D--BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering full-time employees in the United States who have at least one month of service and are 21 years of age or older. An employee can defer up to 15% of covered compensation under the plan. The plan provides for a maximum annual Company match of $2,000 plus discretionary Company profit sharing contributions. In April 1994, the Company included the Company's common stock as an investment election under the plan and at that time reserved 100,000 shares of common stock for future issuance under the plan. The Company also sponsors a group retirement plan covering Canadian employees who have at least six months of service. Under the group retirement plan, the Company annually matches employee contributions up to $2,000 per participant. Contributions made by the Company to these plans for the years ended September 30, 1998, 1997, and 1996 were $250,000, $202,000, and
$200,000, respectively.

The Company sponsors a stock purchase plan covering directors, officers, and substantially all employees. Under the plan, each participant can contribute up to 10% of his or her salary per relevant pay period or, in the case of a non employee director, the greater of 10% of such director's monthly fees or $50 per month, to purchase Company common stock. The Company will match up to 15% of participants' contributions. The plan can be terminated at any time by the Board of Directors. The Company reserved 100,000 shares of common stock for future issuance under the plan. The Company made contributions of $15,000, $14,000, and $14,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES

The components of income before income taxes were as follows (in thousands):

                                       Year ended September 30
                                 ---------------------------------
                                  1998         1996         1996
                                 -------      -------      -------
Domestic                         $4,603       $5,086       $7,291
Foreign                             880        1,572          (90)
                                 ------       ------       ------
                                 $5,483       $6,658       $7,201
                                 ======       ======       ======

The components of income tax expense were as follows (in thousands):

                                      Year ended September 30
                               ------------------------------------
                                  1998         1997         1996
                               ----------   ----------   ----------
Current:
  Federal                        $  676       $  903       $2,162
  Foreign                           464          271           45
  State                              80          105          338
                                 ------       ------       ------
                                  1,220        1,279        2,545
Deferred expense                    563          885          202
                                 ------       ------       ------
                                 $1,783       $2,164       $2,747
                                 ======       ======       ======

The difference between the effective income tax rate and the U.S. federal income tax rate is explained as follows (in thousands):

                                       Year ended September 30
                                -------------------------------------
                                   1998         1997         1996
                                ----------   -----------  -----------
Tax expense at U.S.
  statutory tax rate              $1,864        $2,260       $2,450
State taxes,
  net of federal benefit             167           200          284
Effect of foreign subsidiaries        93          (186)          77
Research and development credits    (378)         (161)         (65)
Other items                           37            51            1
                                  ------        ------       ------
                                  $1,783        $2,164       $2,747
                                  ======        ======       ======

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities are summarized as follows (in thousands):


                                                   September 30
                                            -------------------------
                                               1998           1997
                                            ----------     ----------
Current deferred income taxes:
  Loss carryforwards                            $662           $695
  Allowance for doubtful accounts                 31             31
  Vacation accrual                                70             61
  Customer deposits                              232            220
  Prepaids                                      (214)          (225)
  Other                                          142             96
                                               -----          -----
                                                 923            878
  Less valuation allowance                      (662)          (695)
                                               -----          -----
                                               $ 261          $ 183
                                               =====          =====

Non current deferred income taxes:
  Deferred software                          $(1,650)         $(775)
  Property and equipment                        (345)          (334)
  Other                                          (24)          (267)
                                              ------          -----
                                             $(2,019)       $(1,376)
                                              ======         ======

Income tax payments for the years ended September 30, 1998, 1997, and 1996 were $1,290,000, $3,200,000, and $3,100,000, respectively.

The Company has a federal loss carryforward of $615,000 at September 30, 1998, that expires in the years 2004 through 2009. This loss carryforward resulted from the Company's 1994 acquisition of Multicore, a U.S. subsidiary of MultiLIS. The use of the loss carryforward by the Company is limited to anannual amount determined under the Internal Revenue Code. In addition, the Company's French subsidiary has loss carryforwards at September 30, 1998 of approximately $1,137,000. The loss carryforwards for the French subsidiary expire in 1999 and 2000. A valuation allowance has been established to offset the deferred tax asset related to loss carryforwards.

Undistributed earnings of certain subsidiaries outside the United States are considered to be permanently reinvested. Accordingly, no provision for United States income taxes was made for undistributed earnings of such subsidiaries, which aggregated $1,254,000 as of September 30, 1998.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE F--GEOGRAPHIC SEGMENT DATA

Substantially all of the Company's assets, sales, and operating results are employed in or derived from the sale of application software and turnkey systems to libraries.

Financial information, summarized by geographic area, is as follows (in thousands):

Year ended September 30, 1998

                   United                 Australia/
                   States       Canada       Asia        Europe    Eliminations Consolidated
                   ------       ------       ----        ------    ------------ ------------
Net Sales:
Unaffiliated
customers        $28,825        $2,322       $721         $677       $    --       $32,545
  Interarea
  transfers        1,027         1,790        228           50        (3,096)           --
                 -------        ------       ----         ----       -------       -------
Total            $29,852        $4,112       $949         $727       $(3,096)      $32,545
                 =======        ======       ====         ====       =======       =======
Income (loss)
  from
  operations     $ 3,600        $  516       $213         $145       $    --       $ 4,474
                 =======        ======       ====         ====       =======       =======
Identifiable
  assets         $38,207        $1,580       $636         $307       $    --       $40,730
                 =======        ======       ====         ====       =======       =======

Year ended September 30, 1997

                   United                 Australia/
                   States       Canada       Asia        Europe    Eliminations Consolidated
                   ------       ------       ----        ------    ------------ ------------
Net Sales:
Unaffiliated
customers         $31,553      $2,584       $  689        $ 543     $    --        $35,369
  Interarea
  transfers           690       1,863          705           --      (3,258)            --
                  -------      ------       ------        -----     -------        -------
Total             $32,243      $4,447       $1,394        $ 543     $(3,258)       $35,369
                  =======      ======       ======        =====     =======        =======
Income (loss)
 from
 operations
  Unaffiliated    $ 5,790      $  372       ($ 148)       ($144)    $    --        $ 5,870
   Interarea
   transfers       (1,482)         --          704           --         778             --
                  -------      ------       ------        -----     -------        -------
                  $ 4,308      $  372       $  556        ($144)    $   778        $ 5,870
                  =======      ======       ======        =====     =======        =======

Identifiable
  assets         $38,393       $ 1,860     $    552     $  334        $    --      $ 41,139
                 =======       =======     ========     ======        =======      ========

Year ended September 30, 1996

                  United                   Australia/
                  States       Canada         Asia      Europe  Eliminations Consolidated
                  ------       ------         ----      ------  ------------ ------------

Net Sales:
Unaffiliated
customers        $34,145       $ 2,727      $   721    $   989        $    --      $38,582
  Interarea
  transfers          854         1,861          267         --         (2,982)          --
                 -------       -------      -------    -------        -------      -------
Total            $34,999       $ 4,588      $   988    $   989        $(2,982)     $38,582
                 =======       =======      =======    =======        =======      =======
Income (loss)
  from
  operations     $ 6,714       $   128      $  (217)   $   (14)       $    --      $ 6,611
                 =======       =======      =======    =======        =======      =======
Identifiable
  assets         $32,964       $ 1,999      $ 1,158    $   540        $    --      $36,661
                 =======       =======      =======    =======        =======      =======


DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE F--GEOGRAPHIC SEGMENT DATA (Continued)



Export sales to Canada from the United States were $1,596,000, $1,708,000, and $1,563,000 for the years ended September 30, 1998, 1997, and 1996, respectively. Export sales to Singapore from the United States were $77,000, $45,000 and $1,013,000 in fiscal 1998, 1997 and 1996, respectively. The transfers between geographic areas are priced consistent with pricing to nonaffiliated entities.

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



DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G--RELATED PARTY TRANSACTIONS

The Company incurred consulting and legal expenses to entities related to shareholders and directors of the Company for the years ended September 30, 1998, 1997, and 1996 of $19,000, $31,000, and $90,000, respectively.

NOTE H--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             1998        1997        1996
                                             ====        ====        ====
Numerator:
 Numerator for basic and diluted
  earnings per share - net income          3,700,000   4,494,000   4,454,000

Denominator:
 Denominator for basic earnings
  per share-weighted average shares        5,471,000   5,532,000   5,488,000

  Effective of dilutive securities
   Stock options                              39,000      35,000      59,000
                                           ---------   ---------   ---------
 Denominator for diluted earnings
  per share-adjusted weighted average
  shares and assumed conversions           5,510,000   5,567,000   5,547,000
                                           ---------   ---------   ---------

 Basic earnings per share                        .68         .81         .81
 Diluted earnings per share                      .67         .81         .80
                                           ---------   ---------   ---------

NOTE I--STOCK OPTION PLANS

The Company maintains two stock option plans which provide for the issuance of stock to certain key employees and directors of the Company. The option price under the plans equals the fair market value of the common stock at the date of grant. In 1997 and 1996, an additional 100,000 and 225,000 shares were authorized by the shareholders under the plans, respectively. Options granted in 1998 and 1997 will be fully vested in 2001 and 1999, respectively.

The following table summarizes the status of the two plans.

Year ended September 30:
                                                   1998        1997
                                                 -------      -------
Authorized shares to be granted                  550,000      550,000
                                                 =======      =======

Available shares to be granted                   303,825      392,575
                                                 =======      =======

Options granted, exercised, and canceled:

              Year ended            Year ended               Year ended
          September 30, 1998     September 30, 1997      September 30, 1996
       ----------------------- ----------------------- -----------------------
Price
per            Exer-                   Exer-                   Exer-
share  Granted cised  Canceled Granted cised  Canceled Granted cised  Canceled
------ ------- ------ -------- ------- ------ -------- ------- ------ --------

$4.67        -      -        -       - 11,250        -       - 33,750        -
 6.50        -  3,500        -       -  6,200      700       -  1,601    4,500
 6.83        -      -        -       -  9,000        -       -  6,000        -
 8.50        - 15,000        -       -      -        -       -      -        -
 9.33        -  2,250    1,500       -      -    4,500  30,750      -    2,625
12.625  97,500      -    7,500       -      -        -       -      -        -
13.50    2,500      -        -       -      -        -       -      -        -
13.625       -      -    2,250  32,750      -    6,250       -      -        -
       ------- ------   ------  ------ ------    -----  ------  -----    -----
       100,000 20,750   11,250  32,750 26,450   11,450  30,750 41,351    7,125
       ======= ======   ======  ====== ======   ======  ====== ======    =====


Options outstanding and exercisable:

                                 September 30, 1998       September 30, 1997
                              ------------------------  ----------------------
Price       Expiration
per Share     Date            Outstanding Exercisable  Outstanding Exercisable
---------  ------------       ----------- ------------  ----------- ----------
   6.50     6/23/1999               4,799       4,799       6,199       3,599
   6.50    11/17/1999               1,200       1,200       3,300       3,300
   6.50    11/17/1998              15,000      15,000      15,000      15,000
   8.50    11/16/1997                   -           -      15,000      15,000
   9.33    11/16/2000               4,875       4,875       8,625           -
   9.33    11/16/1999              15,000      15,000      15,000      15,000

  12.625   11/13/2001              15,000      15,000           -           -
  12.625   11/13/2002              75,000           -           -           -
  13.50     2/11/2003               2,500           -           -           -
  13.625   11/21/2001               9,250           -      11,500           -
  13.625   11/21/2000              15,000      15,000      15,000      15,000

                                  -------      ------      ------      ------
                                  157,624      70,874      89,624      66,899
                                  =======      ======      ======      ======

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE I--STOCK OPTION PLANS (Continued)

If the Company had elected to recognize compensation costs for stock-based compensation plans based on the fair value at grant dates of awards under those plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                Year ended        Year ended         Year ended
                               September 30,     September 30,     September 30,
                                   1998              1997              1996
                               ------------      -------------     -------------
Net income       As reported     $3,700,000      $4,494,000        $4,454,000
                 Pro forma       $3,565,000      $4,401,000        $4,387,000

Basic earnings per share               $.68            $.81              $.81
                                       ====            ====              ====
Diluted earnings per share             $.67            $.81              $.80
                                       ====            ====              ====

Pro forma basic earnings per shares    $.65            $.80              $.80
                                       ====            ====              ====
Pro forma diluted earnings per share   $.65            $.79              $.79
                                       ====            ====              ====

The fair value of the stock options used to compute pro forma income and earnings per share disclosures is the value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997:

                                         1998            1997            1996
                                        ------          ------          ------
Expected dividend yield                  0.01%            0.01%          0.00%
Expected volatility                     34.20%           37.30%          38.0%
Expected holding period in years        2 to 4           3 to 4         3 to 4
Risk-free interest rate                  6.50%            6.50%          6.50%
Weighted average value of
  options granted during the year       $4.20            $3.98          $3.36

NOTE J--EMPLOYMENT AGREEMENT

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for 1998 and 1997 were as follows (in thousands, except per share data):

                                          Quarter ended
                        --------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1998          1998       1998         1997
                          -------        ------    -------       ------
Revenues                   $8,442        $8,311     $8,339       $7,453
Income from operations      1,950         1,239        689          596
Net income                  1,651           973        584          492

Basic earnings
  per share                  $.31          $.18       $.11         $.09

Diluted earnings
  per share                  $.30          $.18       $.11         $.08


                                          Quarter ended
                        --------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1997          1997       1997         1996
                          -------        ------    -------       ------

Revenues                   $9,682        $8,702     $9,857       $7,128
Income from operations      2,186         1,482      1,504          698
Net income                  1,700         1,031      1,222          541

Basic earnings
  per share                  $.31          $.19       $.22         $.10

Diluted earnings
  per share                  $.31          $.19       $.22         $.10



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                      PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information contained under the caption "INFORMATION ABOUT THE NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1999 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

   The information contained under the caption "EXECUTIVE COMPENSATION" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1999 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information contained under the captions "VOTING SECURITIES, VOTING RIGHTS AND PRINCIPAL SECURITY HOLDERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1999 annual meeting of shareholders, which involves the election of a director, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained under the caption "TRANSACTIONS WITH ISSUER AND OTHERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1999 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                    PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.) 1. Financial Statements                                            Page

     The following consolidated financial statements of Data Research Associates, Inc. and its subsidiaries are included in Item 8.

     Report of Independent Auditors                                      25
     Consolidated Balance Sheets as of September 30,
       1998 and 1997                                                     26
     Consolidated Statements of Income for the years ended
       September 30, 1998, 1997, and 1996                                28
     Consolidated Statements of Shareholders' Equity for the
       years ended September 30, 1998, 1997, and 1996                    29
     Consolidated Statements of Cash Flows for the years ended
       September 30, 1998, 1997, and 1996                                31
     Notes to Consolidated Financial Statements                          33

(a.) 2. Financial Statement Schedule

   The following consolidated financial statement schedule is included in this report in accordance with Item 8 and paragraph (d) of Item 14:

                                                                       Page

Schedule II - Valuation and Qualifying Accounts                          51


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

(b)  Reports on 8-K

  No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended September 30, 1998.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended September 30, 1998, 1997, and 1996

Col. A                        Col. B            Col. C                 Col. D         Col. E
-----------------------     ----------    ---------------------      ----------     ---------
                                                Additions
                                          ---------------------
                                          Charged     Charged
                            Balance at    to Costs    to Other                      Balance
                            Beginning     and         Accounts-      Deductions-    at end of
Description                 of Period     Expenses    Describe       Describe       Period
-----------------------     ----------    ----------  ----------     -----------    ----------

1998
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                $  119,000    $       --  $      --      $ 18,000(1)    $  101,000
  Accumulated amortization
    of deferred software
    costs                    1,360,000       351,000                       --        1,711,000
  Accumulated amortization
    of purchased software
    costs                     3,685,00       536,000         --                      4,221,000
  Valuation Allowance for
    deferred tax assets        695,000            --         --        33,000(2)       662,000

1997
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                $  269,000    $       --  $      --      $150,000(1)    $  119,000
  Accumulated amortization
    of deferred software
    costs                    1,056,628       303,372         --            --        1,360,000
  Accumulated amortization
    of purchased software
    costs                    2,743,629       941,371         --            --        3,685,000
  Valuation Allowance for
    deferred tax assets        905,000            --         --       210,000(2)       695,000

1996
----
Reserves and allowances
deducted from asset accounts:
  Allowance for doubtful
    accounts                $  138,000    $  131,000  $      --      $     --       $ 269,000
  Accumulated amortization

    of deferred software
    costs                      862,787       193,841         --            --       1,056,628
  Accumulated amortization
    of purchased software
    costs                    1,691,824     1,051,805         --            --       2,743,629
  Valuation Allowance for
    deferred tax assets        777,000       128,000         --            --         905,000




---------------
(1)  Collected amounts previously reserved.
(2)  Utilization of foreign net operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on December 18, 1998.

DATA RESEARCH ASSOCIATES, INC.


By:/s/Michael J. Mellinger
-----------------------------------
    Michael J. Mellinger, President
     and Chief Executive Officer


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


          Name                        Title                     Date

/s/ Michael J. Mellinger        Director, President,           12/18/98
------------------------     ----------------------------      --------
    Michael J. Mellinger      and Chief Executive Officer
                             (Principal Executive Officer)

/s/ Katharine W. Biggs           Vice-President and            12/18/98
------------------------     ----------------------------      --------
    Katharine W. Biggs         Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer)

/s/ F. Gilbert Bickel III              Director                12/18/98
------------------------     ----------------------------      --------
    F. Gilbert Bickel III


/s/ Carole Cotton                      Director                12/18/98
------------------------     ----------------------------      --------
    Carole Cotton


/s/ Donald P. Gallop                   Director                12/18/98
------------------------     ----------------------------      --------
    Donald P. Gallop


/s/ Howard L. Wood                     Director                12/18/98
------------------------     ----------------------------      --------
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

10.7  Time Sharing Agreement dated October 1, 1997, by and between
      the Registrant and Charter Communications, Inc. incorporated         N/A
      herein by reference to Exhibit 10.7 to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      September 30, 1997.

10.8  Data Research Associates, Inc. Cafeteria Plan as restated,           N/A
      incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

10.9  Value Added Reseller Agreement effective June 18, 1998, by and
      between the registrant and Hall-Mark Computer Products.              59

Exhibit
Number    Description                                                   Page

21        Subsidiaries of the Registrant.                                 82

23        Consent of  Ernst & Young LLP, independent auditors.            83

23.1      Consent of Price Waterhouse, independent auditors.              84

24        Power of Attorney (set forth on signature page).

27        Financial Data Schedule                                         89

99.1      Cautionary Statements--Additional Important Factors
            To Be Considered                                              85

99.2      Report of Price Waterhouse, independent auditors.               87

99.3      Report of Price Waterhouse, independent auditors.               88