Form 10-Q
period 1998-12-31
DATA RESEARCH ASSOCIATES INC
filed 1999-02-12
CIK 887085

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------      ------------

Commission File Number: 0-20244
                        -------

                         DATA RESEARCH ASSOCIATES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MISSOURI                                              43-1063230
---------------------------------        ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI               63132
------------------------------------------            ----------
(Address of principal executive offices)              (Zip Code)

(314) 432-1100
----------------------------------------------------
(Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 15, 1999, there were 5,363,175 shares of the registrant's common stock outstanding.

                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets           - December 31, 1998
                                                 and September 30, 1998

         Consolidated statements of income     - Three months ended December 31,
                                                 1998 and 1997

         Consolidated statements of cash flows - Three months ended December 31,
                                                 1998 and 1997

         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------


SIGNATURES

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)

                                                     December 31,
                                                         1998      September 30,
                                                      (Unaudited)      1998
                                                      -----------   ------------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $4,747        $8,710
  Short-term investments                                   13,537         8,493
  Accounts receivable less allowance for doubtful
    accounts of $101:
      Billed                                                6,935         8,092
      Unbilled                                              1,464         2,445
                                                           ------        ------
                                                            8,399        10,537
  Income taxes receivable                                     477           278
  Inventories                                                 134           136
  Prepaid expenses                                            857           542
  Deferred income taxes                                       269           263
  Other current assets                                        190           202
                                                           ------        ------
        TOTAL CURRENT ASSETS                               28,610         29,15

PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Buildings and improvements                                2,719         2,719
  Data processing equipment                                 6,913         6,525
  Furniture, fixtures, and other                            4,210         3,724
                                                           ------        ------
                                                           14,346        13,472
  Less accumulated depreciation                             7,215         6,752
                                                           ------        ------
                                                            7,131         6,720
NOTE RECEIVABLE                                                34            43

DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $2,086 at December 31, 1998
  and $1,711 at September 30, 1998)                         4,521         4,365

INTANGIBLE ASSETS (net of accumulated
  amortization of $2,601 at December 31, 1998
  and $4,221 at September 30, 1998)                           253           443
                                                           ------        ------
                                                          $40,549       $40,730
                                                           ======        ======

                     (In thousands, except per share data)
                                                     December 31,
                                                         1998      September 30,
                                                     (Unaudited)       1998
                                                      -----------  -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $ 1,476       $ 1,030
  Employee compensation                                       371           375
  Deferred revenue                                          4,322         4,511
  Customer deposits                                           697           695
  Other accrued liabilities                                   328           595
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           6,717         6,928

DEFERRED INCOME TAXES                                       2,006         2,019

SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued                   -             -
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    December 31, 1998, and September 30, 1998                  56            56
  Additional paid-in capital                                5,660         5,763
  Accumulated other comprehensive income                     (231)         (239)
  Retained earnings                                        29,013        28,887
                                                           ------        ------
                                                           34,498        34,467
  Less cost of treasury stock, 193 shares
  at December 31, 1998, 179 shares
  at September 30, 1998                                   (3,149)       (2,962)
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         31,349        31,505
                                                           ------        ------
                                                          $40,549       $40,730
                                                           ======        ======


See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)

                                                            Three months ended
                                                               December 31,
                                                              1998      1997
                                                             ------    ------

REVENUES
  Hardware                                                  $   474   $ 1,150
  Software                                                    1,214     1,634
  Service and other                                           4,699     4,669
                                                             ------    ------
                                                              6,387     7,453
EXPENSES
  Cost of revenues
    Hardware                                                    338       828
    Software                                                    376       308
    Service and other                                         1,295     1,369
                                                             ------    ------
                                                              2,009     2,505

  Salaries and employee benefits                              2,442     2,485
  General and administrative expenses                         1,548     1,486
  Depreciation and amortization                                 467       381
                                                             ------    ------
                                                              6,466     6,857

    INCOME FROM OPERATIONS                                      (79)      596

OTHER INCOME                                                    264       236
                                                             ------    ------
     Income before income taxes                                 185       832

PROVISION FOR INCOME TAXES                                       60       340
                                                             ------    ------
    NET INCOME                                              $   125   $   492
                                                             ======    ======

Basic earnings per share                                       $.02      $.09
                                                              =====     =====
Diluted earnings per share                                     $.02      $.08
                                                              =====     =====


See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                           Three months ended
                                                               December 31,
                                                              1998     1997
                                                            -------  -------
OPERATING ACTIVITIES

  Net income                                                $   125   $  492
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                             885      692
      Provision for deferred income taxes                       (22)     (54)
      (Gain)loss on disposal of property and equipment            5        -
      Changes in operating assets
        and liabilities:
          Accounts receivable                                 2,150      579
          Inventories                                             2        3
          Prepaid expenses and
            other current assets                               (302)     (18)
          Accounts payable and
            other current liabilities                          (225)    (888)
          Note receivable                                        10        9
                                                             -------  -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                          2,628      815
                                                             -------  -------

INVESTING ACTIVITIES

  Purchase of property and equipment                           (876)    (596)
  Deferred software cost                                       (386)    (250)
  Purchase of short-term investments                         (9,961)       -
  Proceeds from short-term investment                         4,918        -
                                                             -------  -------
            NET CASH USED BY INVESTING ACTIVITIES            (6,305)    (846)
                                                             -------  -------

FINANCING ACTIVITIES

  Proceeds from options exercised                               141      150
  Purchase of treasury shares                                  (430)    (186)
                                                             -------  -------
            NET CASH USED BY
              FINANCING ACTIVITIES                             (289)     (36)
                                                             -------  -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                           3      (32)
                                                             -------  -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,963)     (99)
                                                             -------  -------
            CASH AND CASH EQUIVALENTS
              AT BEGINNING OF PERIOD                          8,710   19,734
                                                             -------  -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                               $4,747  $19,635
                                                            ======== ========

See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

Note 1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1998, contained in the Company's annual report for the year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at December 31, 1998, and September 30, 1998.

Note 3. Income Taxes

The provision for income taxes is computed using the liability method. The difference between the effective income tax rate and the U.S. federal income tax rate is a result of state taxes and subsidiaries' losses for which there is no current tax benefit.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1998

Note 4.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                           Three Months
                                              Ended
                                           December 31,
                                        -----------------
                                         1998       1997
                                        -----------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $ 125       $ 492
                                        =====      ======
Denominator:
  Basic earnings per share-
  Weighted-average shares               5,368       5,541

  Effect of dilutive securities:
    Stock options                          14          26
                                        -----       -----
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           5,382       5,567
                                        =====       =====
Basic earnings per share                 $.02        $.09
                                        =====       =====
Diluted earnings per share               $.02        $.08
                                        =====       =====

Note 5.  Revenue Recognition

As of October 1, 1998, the Company adopted AICPA SOP 97-2, "Software Revenue Recognition," which was effective for transactions of the Company on or after that date. Prior years were not restated.

The Company derives revenue from software licenses, hardware sales, maintenance and other services. Maintenance includes telephone support, software patches and rights to upgrades on a when-and-if-available-basis. Other services include installation, training, consulting, data conversion, networking and system support. In software agreements that include rights to multiple software products, maintenance, and/or other services, the Company allocates the total agreement fee among each deliverable based on the relative fair value of each of the deliverables determined by vendor-specific objective evidence.

Software and Hardware

The Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end user, unless the fee is not fixed or determinable or collectibility is not probable. For agreements involving the sale of hardware and the licensing of software, revenue for the processor hardware and the software is recognized only upon delivery of both the software and the processor hardware which is required to render the software operable.

Additional hardware, other than the processor, is recognized when the product is shipped. Software license revenue may include customization or modification of the Company's software to meet specific customer needs. Revenue for customization is recognized using contract accounting which generally results in using a completed contract basis.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 1998

Maintenance

The Company recognizes revenue for maintenance on a straight-line basis over the period the maintenance is provided.

Other Services

Agreements that include other services are evaluated to determine whether those services are essential to the functionality of other elements of the agreement. If a service is considered essential, revenue recognition on the elements whose functionality depends on the service is deferred until the service is performed. In multiple element agreements that include software installation, the Company generally considers software installation to be an essential service. The Company generally considers other services included in an agreement not to be essential to the functionality of other elements of the agreement and revenue is recognized upon completion of the service. Such other services include training, consulting, data conversion, network installation and network and system support.

Note 6. Comprehensive Income

As of October 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The presentation of prior year financial statements reflects reclassification of data to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the three-month period ended December 31, 1998 and 1997 are as follows:

                                                       Three Months Ended
                                                       ------------------
                                                   Dec 31, 1998     Dec 31, 1997
                                                   -----------------------------
     Net income                                         $125             $492
     Foreign currency translation adjustment               8              (25)
                                                    --------------------------
     Comprehensive income                               $133             $467
                                                    ==========================

The components of accumulated other comprehensive income, net of related tax, at December 31, 1998 and September 30, 1998, are as follows:

                                                   Dec 31, 1998    Sept 30, 1998
                                                   -----------------------------
     Foreign currency translation adjustment            $(231)           $(239)
                                                   -----------------------------
     Accumulated other comprehensive income             $(231)           $(239)
                                                   =============================

Note 7. Segment Information

Effective with the fiscal year ending September 30, 1999, and for interim reporting for fiscal years beginning after October 1, 1999, the Company has adopted SFAS No. 131, Segment Information. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and that the adoption of this standard will not have a material impact on the Company's financial statements.

Note 8. New Accounting Standards

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's revenue recognition policy is discussed in Note 5 to the unaudited consolidated financial statements. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred until such costs qualify as deferred software costs which are amortized over the estimated useful life of the product. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and services than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Company's revenues will be increasingly dependent on sales of its next-generation system which is currently being developed. The timing of the completion of this system, Taos, which is based on object-oriented client/server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. The company recognized the first revenue from Taos in the fourth quarter of fiscal 1998 and currently has a backlog of revenue related to nine contracts for the Taos system. Recognition of revenue from this backlog is subject to completion of all required modules mandated by each contract, along with the logistical considerations that accompany the initial release of a new product. See Exhibit 99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 1998.

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

As of December 31, 1998, the Company has reviewed all of its proprietary software products and believes that all of such software products are currently capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that are also capable of accurately processing such data.

The Company has formed an oversight committee and has developed a plan to coordinate identification, evaluation and implementation of any necessary changes to the computer systems, applications and business processes used by the Company in the operation of its business. As of December 31, 1998, the oversight committee had identified the Company's systems that could potentially be impacted by the Y2K Problem. The Company is currently in the process of prioritizing the identified systems and undertaking three primary steps to validate systems readiness. The three steps are (1) obtaining a vendor readiness statement (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to obtain a vendor readiness statement for all identified systems and to perform internal testing on those identified as critical to its operations that have not already been validated through a third-party authorized organization. The Company expects to have finished prioritizing systems by March 31, 1999. By June 30, 1999, the Company will have completed necessary testing of critical systems and will have compiled a list of identified problems and recommended solutions. Beginning in July 1999, the Company will begin applying solutions, verifying that such solutions make the system(s) avoid the Y2K Problem, and developing a contingency plan for any critical system that remains susceptible to the Y2K Problem. The Company plans to be complete with all Y2K readiness and contingency planning well before December 31, 1999.

The Company anticipates that its Y2K action plan discussed above will be carried out solely by existing employees without significantly impacting their other duties. Accordingly, the Company has not incurred any material incremental costs and has not identified any incremental future costs associated with the Y2K Problem.

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

The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) to avoid disruption of service in connection with the transition from 1999 to 2000 could adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure, and the Company relies on such utilities for the delivery of its own products, particularly telecommunications. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact businesses other than just the Company.

Forward Looking Statements

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the disclosures in
Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered," in the Company's Form 10-K for the year ended September 30, 1998.

Results of Operations

Three Months Ended December 31, 1998 compared to Three Months Ended December 31, 1997

Hardware revenues decreased $.7 million, or 59%, to $.5 million for the three months ended December 31, 1998, from $1.2 million for the three months ended December 31, 1997. The decrease is primarily due to one hardware shipment that generated $.4 million in the quarter ended December 31, 1997, and to customers' ability to buy high-performance systems at lower prices. The Company had no new contract shipments in the quarter ended December 31, 1998, as some customers are deferring purchase decisions or system deliveries in anticipation of Taos. The gross margin percentage on hardware was 29% in the three months ended December 31, 1998, and 28% in the three months ended December 31, 1997.

Software license revenues decreased $.4 million, or 26%, to $1.2 million in the three months ended December 31, 1998, from $1.6 million in the three months ended December 31, 1997. The decrease is primarily attributable to one new software contract that generated $.6 million of revenue in the three months ended December 31, 1997. The Company had no new contract shipments in the quarter ended December 31, 1998, as some customers are deferring purchase decisions or system deliveries in anticipation of Taos. The gross margin percentage on software was 69% in the three months ended December 31,1998, and

81% in the three months ended December 31, 1997. The decrease is primarily due to the amortization of $.2 million of capitalized development costs related to the Taos product in the quarter ended December 31, 1998.

Service and other revenues were $4.7 million in the three months ended December 31, 1998, remaining consistent with the three months ended December 31, 1997. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The continued increase in software maintenance revenue was offset by a decrease in revenues from the Company's other services, many of which are associated with new system sales, in the three months ended December 31, 1998. The gross margin percentage on service and other revenues was 72% in the three months ended December 31, 1998, and 71% in the three months ended December 31, 1997.

Salaries and employee benefits decreased $.1 million, or 2%, to $2.4 million in the three months ended December 31, 1998, from $2.5 million in the three months ended December 31, 1997. This decrease is attributable to greater capitalization of software development salaries in the quarter ended December 31, 1998.

General and administrative expenses increased $.1 million, or 4%, to $1.6 million in the three months ended December 31, 1998, from $1.5 million in the three months ended December 31, 1997. This increase is attributable to increased tradeshow activity in the quarter ended December 31, 1998, and to the increase in the current year of the Company 401(k) match by $500 per employee. Approximately 30% of the annual match is earned in the first quarter of the fiscal year.

Income from operations decreased $.7 million, or 113%, to ($.1) million in the three months ended December 31, 1998, from $.6 million in the three months ended December 31, 1997. The decrease is primarily attributable to the decrease in hardware and software sales in the three months ended December 31, 1998, from December 31, 1997.

The Company's consolidated effective tax rate was 32% for the three month period ended December 31, 1998, and 41% for the three month period ended December 31, 1997. The decrease is a result of research and development credits being utilized in 1998.

Liquidity and Capital Resources

The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At December 31, 1998, the Company's working capital was $21.4 million and its ratio of current assets to current liabilities was 4.2 to 1, as compared to working capital of $22.5 million and a ratio of current assets to current liabilities of 4.2 to 1 at December 31, 1997.

Net cash provided by operating activities was $2.6 million for the three months ended December 31, 1998, compared to $.8 million for the three months ended December 31, 1997. The increase in net cash provided by operations was due primarily to the receipt in the three months ended December 31, 1998, of over $1.2 million from one customer.

Net cash used by investing activities was $6.3 million for the three months ended December 31, 1998, compared to $.8 million for the three months ended December 31, 1997. The increase in net cash used by investing activities is primarily due to the fact that during the quarter ended December 31, 1998, the company purchased $10 million of short-term instruments with maturities greater than 90 days while purchases for the comparable period of fiscal 1998 were of shorter maturities and were classified as cash equivalents.

Net cash used by financing activities was negligible for the three months ended December 31, 1998, as well as for the three months ended December 31, 1997.

Management  believes  that,  with the current  cash  position  of $4.7  million, short-term investments of $13.5 million, accounts receivable of $8.4 million, continued cash flow from operations, availability of the $6.0 million line of credit, and total current liabilities of $6.7 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. In October 1998, the Company's Board of Directors authorized the repurchase of the Company's common stock in an amount of up to $3 million, such purchases to be made from time to time during the following twelve months. For the three months ended December 31, 1998, the amount used to repurchase common stock was $430,375. No material commitments with respect to capital expenditures have been made for fiscal 1999. Management believes that with total long-term liabilities of approximately $2.0 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any litigation except the following:

In October 1998, Sector 7 U.S.A., Inc. ("Sector 7"), filed suit against the Company in the United States District Court for the Western District of Texas, Austin Division (Civil Action No. A98CA 58-575JN) seeking a declaratory judgment that Sector 7 did not breach a computer software development contract (the "Contract") between the Company and Sector 7.

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

Item 6. Exhibits and Reports on Form 8-K.

    (a) No exhibits are required to be filed for the three months ended December 31, 1998.

    (b) Reports on Form 8-K

        A report on Form 8-K (the earliest event reported having a date of September 30, 1997) was filed on December 3, 1998. The items reported were Item 5 Other Events and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DATA RESEARCH ASSOCIATES, INC.



February 12, 1999                      /s/ Michael J. Mellinger
-----------------                      -----------------------------------------
Date                                   Michael J. Mellinger
                                       Chairman, President, and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

February 12, 1999                      /s/ Katharine W. Biggs
-----------------                      -----------------------------------------
Date                                   Katharine W. Biggs
                                       Vice President, and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)