Form 10-Q
period 1999-03-31
DATA RESEARCH ASSOCIATES INC
filed 1999-05-14
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1999
                                   -------------------------------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 15, 1999, there were 5,134,613 shares of the registrant's common stock outstanding.

                                      INDEX

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -March 31, 1999
                                            and September 30, 1998

         Consolidated statements of income -Three months ended March 31,
                                            1999 and 1998
                                           -Six months ended March 31,
                                            1999 and 1998

         Consolidated statements of cash flows -Six months ended March 31,
                                                1999 and 1998


         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------



SIGNATURES

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                       March 31,  September 30,
                                                         1999          1998
                                                      (Unaudited)
                                                      -----------      --------
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $11,954       $ 8,710
  Short-term investments                                    3,983         8,493
  Accounts receivable less allowance for doubtful
    accounts of $101 at March 31, 1999
    and September 30,1998:
      Billed                                                6,609         8,092
      Unbilled                                              1,096         2,445
                                                          -------       -------
                                                            7,705        10,537
  Income taxes receivable                                     535           278
  Inventories                                                  59           136
  Prepaid expenses                                            893           542
  Deferred income taxes                                       265           261
  Other current assets                                        211           202
                                                          -------       -------
        TOTAL CURRENT ASSETS                               25,605        29,159
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Buildings and improvements                                2,713         2,719
  Data processing equipment                                 6,993         6,525
  Furniture, fixtures, and other                            4,282         3,724
                                                          -------       -------
                                                           14,492        13,472
  Less accumulated depreciation                             7,658         6,752
                                                          -------       -------
                                                            6,834         6,720
NOTE RECEIVABLE                                                24            43
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $590 at March 31, 1999
  and $1,711 at September 30, 1998)                         4,727         4,365
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,049 at March 31, 1999
  and $4,221 at September 30, 1998)                           705           443
                                                          -------       -------
                                                          $37,895       $40,730
                                                          =======       =======

(In thousands, except per share data)

                                                        March 31,  September 30,
                                                         1999           1998
                                                      (Unaudited)
                                                      -----------      --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,535       $ 1,030
  Employee compensation                                       409           375
  Deferred revenue                                          3,169         4,511
  Customer deposits                                           639           695
  Other accrued liabilities                                   137           595
                                                          -------       -------
        TOTAL CURRENT LIABILITIES                           5,889         7,206
DEFERRED INCOME TAXES                                       2,006         2,019
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued                   -             -
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    March 31, 1999, and September 30, 1998                     56            56
  Additional paid-in capital                                5,657         5,763
  Accumulated other comprehensive income                     (210)         (239)
  Retained earnings                                        28,580        28,887
                                                          -------       -------
                                                           34,083        34,467
  Less cost of treasury stock, 264 shares
  at March 31, 1999, 179 shares
  at September 30, 1998                                     4,083         2,962
                                                          -------       -------
        TOTAL SHAREHOLDERS' EQUITY                         30,000        31,505
                                                          -------       -------
                                                          $37,895       $40,730
                                                          =======       =======






















See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)

                                        Three months ended      Six months ended
                                              March 31,             March 31,
                                          1999      1998         1999      1998
                                         ------    ------       ------    ------
REVENUES
  Hardware                              $   448   $ 1,793      $   922   $ 2,943
  Software                                1,943     1,916        3,157     3,550
  Service and other                       4,600     4,630        9,299     9,299
                                        -------   -------      -------   -------
                                          6,991     8,339       13,378    15,792
EXPENSES
  Cost of revenues
    Hardware                                306     1,226          644     2,054
    Software                                260       483          636       791
    Service and other                     1,304       912        2,599     2,281
                                        -------   -------      -------   -------
                                          1,870     2,621        3,879     5,126

  Salaries and employee benefits          2,897     2,636        5,339     5,121
  General and administrative expenses     1,604     1,978        3,152     3,464
  Depreciation and amortization             458       415          925       796
                                        -------   -------      -------   -------
                                          6,829     7,650       13,295    14,507

    INCOME FROM OPERATIONS                  162       689           83     1,285

OTHER INCOME                                151       257          415       493
                                        -------   -------      -------   -------
     Income before income taxes             313       946          498     1,778

PROVISION FOR INCOME TAXES                  102       363          162       703
                                        -------   -------      -------   -------
    NET INCOME                          $   211   $   583      $   336   $ 1,075
                                        =======   =======      =======   =======

Basic and Diluted earnings per share    $   .04   $   .11      $   .06   $   .19
                                        =======   =======      =======   =======
Dividends per share                     $   .12   $   .12      $   .12   $   .12
                                        =======   =======      =======   =======














See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                             Six months ended
                                                                 March 31,
                                                               1999     1998
                                                             -------  -------
OPERATING ACTIVITIES
  Net income                                                $   336   $ 1,075
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           1,645     1,865
      Provision for deferred income taxes                       (16)      (54)
      (Gain)loss on disposal of property and equipment            5         -
      Changes in operating assets
        and liabilities:
          Accounts receivable                                 2,854        88
          Inventories                                            78        37
          Prepaid expenses and
            other current assets                               (360)     (295)
          Accounts payable and
            other current liabilities                        (1,558)     (481)
          Note receivable                                        20        18
                                                            --------  --------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                          3,004     2,253
                                                            --------  --------

INVESTING ACTIVITIES
  Purchase of property and equipment                         (1,039)   (1,105)
  Purchased software                                           (513)        -
  Deferred software cost                                       (833)     (650)
  Purchase of short-term investments                        (22,828)        -
  Proceeds from sale of short-term investments               27,338         -
                                                            --------  --------
            NET CASH PROVIDED BY
                (USED IN) INVESTING ACTIVITIES                2,125    (1,755)
                                                            --------  --------

FINANCING ACTIVITIES
  Proceeds from options exercised                               188       150
  Purchase of treasury shares                                (1,415)     (784)
  Dividends paid                                               (644)     (665)
                                                            --------  --------
            NET CASH USED IN
              FINANCING ACTIVITIES                           (1,871)   (1,299)
                                                            --------  --------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                         (14)      (23)
                                                            --------  --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,244      (824)
                                                            --------  --------
            CASH AND CASH EQUIVALENTS
              AT BEGINNING OF PERIOD                          8,710    19,734
                                                            --------  --------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                              $11,954   $18,910
                                                            ========  ========

See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

Note 1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1998, contained in the Company's annual report for the year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation. The results of operations for the six months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market and the unamortized cost of computer software purchased for resale. The Company had only finished goods in inventory at March 31, 1999, and September 30, 1998.

Note 3. Income Taxes

The provision for income taxes is computed using the liability method. The difference between the effective income tax rate and the U.S. federal income tax rate is a result of state taxes and subsidiaries' losses for which there is no current tax benefit.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 1999

Note 4.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                           Three Months            Six Months
                                              Ended                   Ended
                                            March 31,               March 31,
                                        -----------------      -----------------
                                         1999       1998        1999       1998
                                        -----------------      -----------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $ 211      $ 583       $ 336      $1,075
                                        =====      =====       =====      ======
Denominator:
  Basic earnings per share-
  Weighted-average shares               5,345      5,522       5,357       5,532

  Effect of dilutive securities:
    Stock options                          20         23          18          22
                                        -----      -----       -----      ------
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           5,365      5,545       5,375       5,554
                                        =====      =====       =====      ======
Basic earnings per share                $ .04      $ .11       $ .06      $  .19
                                        =====      =====       =====      ======
Diluted earnings per share              $ .04      $ .11       $ .06      $  .19
                                        =====      =====       =====      ======

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

Software and Hardware

The Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end user, unless the fee is not fixed or determinable or collectibility is not probable. For agreements involving the sale of hardware and the licensing of software, revenue for the processor hardware and the software is recognized only upon delivery of both the software and the processor hardware, which is required to render the software operable.

Revenue for additional hardware, other than the processor, is recognized when the product is shipped. Software license revenue may include customization or modification of the Company's software to meet specific customer needs. Revenue for customization is recognized using contract accounting, which generally results in using a completed contract basis.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 1999



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

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 1999


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

The components of comprehensive income, net of related tax, for the three and six month periods ended March 31, 1999 and 1998 are as follows:

                                             Three Months         Six Months
                                                Ended                Ended
                                               March 31,           March 31,
                                           ------------------------------------
                                            1999     1998        1999     1998
                                           ------------------------------------
Net income                                  $211     $583        $336    $1,075
Foreign currency translation adjustment       21       (8)         29       (33)
                                           ------------------------------------
Comprehensive income                        $232     $575        $365    $1,042
                                           ------------------------------------
                                           ------------------------------------

The components of accumulated other comprehensive income, net of related tax, at March 31, 1999 and September 30, 1998, are as follows:


                                                   Mar 31, 1999    Sept 30, 1998
                                                   -----------------------------
Foreign currency translation adjustment                 $(210)           $(239)
                                                   -----------------------------
Accumulated other comprehensive income                  $(210)           $(239)
                                                   -----------------------------
                                                   -----------------------------

Note 7. Segment Information

Effective for fiscal year end September 30, 1999 reporting, the Company will adopt SFAS No. 131, "Segment Information". SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and that the adoption of this standard will not have a material impact on the Company's financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 1999


Note 8. New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted for years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

  The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Company's revenues will be increasingly dependent on sales of its next-generation system which is currently being developed. The initial version of certain modules of the new system was released in the fourth quarter of fiscal year 1998. The timing of the completion of this system, Taos, which is based on object-oriented client/server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. The Company recognized the first revenue from Taos in the fourth quarter of fiscal 1998 and currently has a backlog of revenue related to nine contracts for the Taos system. Recognition of revenue from this backlog is subject to completion of all required modules mandated by each contract, along with the logistical considerations that accompany the initial release of a new product. See Exhibit 99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 1998.

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

   As of March 31, 1999, the Company has reviewed all of its proprietary software products and believes that all of such software products are currently capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that are also capable of accurately processing such data.

   The Company has formed an oversight committee and has developed a plan to coordinate identification, evaluation and implementation of any necessary changes to the computer systems, applications and business processes used by the Company in the operation of its business. As of March 31, 1999, the oversight committee had identified the Company's systems that could potentially be impacted by the Y2K Problem, had prioritized the identified systems and had undertaken three primary steps to validate systems readiness. The three steps are (1) obtaining a vendor readiness statement (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company plans to obtain a vendor readiness statement for all identified systems and to perform internal testing on those identified as critical to its operations that have not already been validated through a third-party authorized organization. By June 30, 1999, the Company will have completed necessary testing of critical systems and will have compiled a list of identified problems and recommended solutions. Beginning in July 1999, the Company will begin applying solutions, verifying that such solutions make the system(s) avoid the Y2K Problem, and developing a contingency plan for any critical system that remains susceptible to the Y2K Problem. The Company plans to be substantially complete with all Y2K readiness and contingency planning by September 30, 1999.

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

   The Company, like similarly situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) to avoid disruption of service in connection with the transition from 1999 to 2000 could adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure, and the Company relies on such utilities for the delivery of its own products, particularly telecommunications. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact businesses other than the Company.

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

Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

  Hardware revenues decreased $1.4 million, or 75%, to $.4 million for the three months ended March 31, 1999, from $1.8 million for the three months ended March 31, 1998. The decrease is primarily due to the lack of new contract shipments in the quarter ended March 31, 1999, coupled with the continued decline of prices in the computer hardware market. The Company had no new contract shipments of hardware in the quarter ended March 31, 1999, as some customers are deferring purchase decisions or system deliveries in anticipation of Taos. The gross margin percentage on hardware was 32% in the three months ended March 31, 1999 and in the three months ended March 31, 1998.

  Software license revenues remained consistent at $1.9 million in the three months ended March 31, 1999, and the three months ended March 31, 1998. The Company had no new contract shipments of software in the quarter ended March 31, 1999, as some customers are deferring purchase decisions or system deliveries in anticipation of Taos. However, revenue of $.5 million was recognized on custom software developed for an existing customer in the three months ended March 31, 1999. The gross margin percentage on software was 87% in the three months ended March 31,1999, and 75% in the three months ended March 31, 1998. Sales of lower margin software developed by third parties were down in the three months ended March 31, 1999, from the three months ended March 31, 1998.

  Service and other revenues were $4.6 million in the three months ended March 31, 1999, remaining consistent with the three months ended March 31, 1998. The continued increase in software maintenance revenue was offset by a decrease in revenues from the Company's other services, many of which are associated with new system sales. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues was 72% in the three months ended March 31, 1999, and 80% in the three months ended March 31, 1998. The decline is primarily attributable to the mix of services provided. The second quarter of fiscal year 1999 had higher revenue from the Internet services business than the second quarter of fiscal year 1998. Internet services have higher direct costs than the Company's other services.

  Salaries and employee benefits increased $.3 million, or 10%, to $2.9 million in the three months ended March 31, 1999, from $2.6 million in the three months ended March 31, 1998. This increase is primarily attributable to $.1 million in additional salaries due to the hiring of additional staff in the development and testing departments, coupled with $.1 million in annual salary increases.

  General and administrative expenses decreased $.4 million, or 19%, to $1.6 million in the three months ended March 31, 1999, from $2.0 million in the three months ended March 31, 1998. This decrease is primarily attributable to the write-off of purchased software, no longer sold by the company, resulting in a non-recurring expense of $.4 million in the three months ended March 31, 1998.

  Income from operations decreased $.5 million, or 76%, to $.2 million in the three months ended March 31, 1999, from $.7 million in the three months ended March 31, 1998. The decrease is primarily attributable to the decrease in hardware sales in the three months ended March 31, 1999, from the three months ended March 31, 1998.

  The Company's consolidated effective tax rate was 33% for the three month period ended March 31, 1999, and 38% for the three month period ended March 31, 1998. The decrease is a result of additional research and development credits being generated and utilized in 1999.

Results of Operations

Six Months Ended March 31, 1999 compared to Six Months Ended March 31, 1998

  Hardware revenues decreased $2.0 million, or 69%, to $.9 million for the six months ended March 31, 1999, from $2.9 million for the six months ended March 31, 1998. The decrease is primarily due to the lack of new contract shipments in the six months ended March 31, 1999, coupled with the continued decline of prices in the computer hardware market. The Company had no new contract shipments of hardware in the six months ended March 31, 1999, as some customers are deferring purchase decisions or system deliveries in anticipation of Taos. The gross margin percentage on hardware was 30% in the six months ended March 31, 1999 and in the six months ended March 31, 1998.

Software license revenues decreased $.4 million, or 11%, to $3.2 million in the six months ended March 31, 1999, from $3.6 million in the six months ended March 31, 1998. The decrease is primarily attributable to one new software contract that generated $.6 million of revenue in the six months ended March 31, 1998. The Company had no new contract shipments of software in the six months ended March 31, 1999, as some customers are deferring purchase decisions or system deliveries in anticipation of Taos. The gross margin percentage on software was 80% in the six months ended March 31,1999, and 78% in the six months ended March 31, 1998. Sales of lower margin software developed by third parties were down in the six months ended March 31, 1999, from the six months ended March 31, 1998.

  Service and other revenues were $9.3 million in the six months ended March 31, 1999, remaining consistent with the six months ended March 31, 1998. The continued increase in software maintenance revenue was offset by a decrease in revenues from the Company's other services, many of which are associated with new system sales, in the six months ended March 31, 1999. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues was 72% in the six months ended March 31, 1999, and 75% in the six months ended March 31, 1998. The decline is primarily attributable to the mix of services provided. The six months ended March 31, 1999 showed higher revenue from the Internet services business than the six months ended March 31, 1998. Internet services have higher direct costs than the Company's other services.

  Salaries and employee benefits increased $.2 million, or 4%, to $5.3 million in the six months ended March 31, 1999, from $5.1 million in the six months ended March 31, 1998. This increase is primarily attributable to $.1 million in additional salaries due to the hiring of additional staff in the development and testing departments, coupled with $.1 million in annual salary increases.

  General and administrative expenses decreased $.3 million, or 9%, to $3.2 million in the six months ended March 31, 1999, from $3.5 million in the six months ended March 31, 1998. This decrease is primarily attributable to the write-off of purchased software, no longer sold by the company, resulting in a non-recurring expense of $.4 million in the six months ended March 31, 1998.

  Income from operations decreased $1.2 million, or 94%, to $.1 million in the six months ended March 31, 1999, from $1.3 million in the six months ended March 31, 1998. The decrease is primarily attributable to the decrease in hardware sales in the six months ended March 31, 1999, from March 31, 1998,and to the less profitable mix of services sold in the six months ended March 31, 1999.

  The Company's consolidated effective tax rate was 33% for the six month period ended March 31, 1999, and 40% for the six month period ended March 31, 1998. The decrease is a result of additional research and development credits being generated and utilized in 1999.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At March 31, 1999, the Company's working capital was $19.7 million and its ratio of current assets to current liabilities was 4.3 to 1, as compared to working capital of $21.6 million and a ratio of current assets to current liabilities of 4.0 to 1 at March 31, 1998.

  Net cash provided by operating activities was $3.0 million for the six months ended March 31, 1999, compared to $2.3 million for the six months ended March 31, 1998. The increase in net cash provided by operations was due primarily to the receipt, in the six months ended March 31, 1999, of over $1.2 million from one customer.

  Net cash provided by investing activities was $2.1 million for the six months ended March 31, 1999, compared to net cash used of $1.8 million for the six months ended March 31, 1998. The increase in net cash provided by investing activities is primarily due to the Company's need to maintain cash with enough liquidity to fund it's repurchase of treasury stock. To accomplish this, as investments matured during the quarter ended March 31, 1999, the proceeds were put into instruments whose holding periods classified them as cash or cash equivalents, rather than short-term investments.

  Net cash used by financing activities was $1.9 million for the six months ended March 31, 1999, compared to $1.3 million for the six months ended March 31, 1998. Purchases of treasury stock in the amount of $1.4 million for the six months ended March 31, 1999, compared to $.8 million for the six months ended March 31, 1998 accounted for most of the increase in cash used. Management extended the Company's $6.0 million line of credit to January 2000. The line of credit bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $12.0 million, short-term investments of $4.0 million, accounts receivable of $7.7 million, continued cash flow from operations, and the availability of the $6.0 million line of credit, and total current liabilities of $5.9 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. In April 1999, subsequent to the end of the quarter, the Company's Board of Directors authorized the additional repurchase of the Company's common stock in an amount of up to $2 million, such purchases to be made from time to time during the following twelve months. No material commitments with respect to capital expenditures have been made for fiscal 1999. Management believes that with total long-term liabilities of approximately $2.0 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

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

Subsequent to the end of the quarter ended March 31, 1999, the two lawsuits were tentatively settled through mediation with no expected adverse consequences to the Company.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on February 10, 1999. of the 5,370,370 shares entitled to vote at the Annual meeting, 5,245,248 shares were present at such meeting in person or by proxy.

     (b) Not applicable.

     (c) At the Annual Meeting, the shareholders of the Company, elected Howard
         L. Wood as Class C Director of the Company, to Hold office until his successor has been duly elected and Qualified, by a vote of 5,241,596 for and 3,652 withheld.


Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         27 Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the three Months ended March 31, 1999.

PART II.  OTHER INFORMATION

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



May 14, 1999                                /s/Michael J. Mellinger
------------                                ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


May 14, 1999                                /s/Katharine W. Biggs
------------                                ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)