Form 10-Q
period 1999-06-30
DATA RESEARCH ASSOCIATES INC
filed 1999-08-12
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999
                                   -------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------  -------------

Commission File Number: 0-20244
                        -------

                         DATA RESEARCH ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MISSOURI                                               43-1063230
--------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                          63132
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(314) 432-1100
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 15, 1999, there were 5,045,458 shares of the registrant's common stock outstanding.

                                      INDEX

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -June 30, 1999
                                            and September 30, 1998

         Consolidated statements of income -Three months ended June 30,
                                            1999 and 1998
                                           -Nine months ended June 30,
                                            1999 and 1998

         Consolidated statements of cash flows -Nine months ended June 30,
                                                1999 and 1998


         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION



SIGNATURES

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                       June 30,    September 30,
                                                         1999          1998
                                                      (Unaudited)
                                                      -----------  -------------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $16,008        $8,710
  Short-term investments                                        -         8,493
  Accounts receivable less allowance for doubtful
    accounts of $101 at June 30, 1999
    and September 30,1998:
      Billed                                                5,732         8,092
      Unbilled                                                947         2,445
                                                          -------       -------
                                                            6,679        10,537
  Income taxes receivable                                     361           278
  Inventories                                                 379           136
  Prepaid expenses                                            751           542
  Deferred income taxes                                       268           261
  Other current assets                                        191           202
                                                          -------       -------
        TOTAL CURRENT ASSETS                               24,637        29,159
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Buildings and improvements                                2,713         2,719
  Data processing equipment                                 7,106         6,525
  Furniture, fixtures, and other                            4,362         3,724
                                                          -------       -------
                                                           14,685        13,472
  Less accumulated depreciation                             8,157         6,752
                                                          -------       -------
                                                            6,528         6,720
NOTE RECEIVABLE                                                14            43
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $854 at June 30, 1999
  and $1,711 at September 30, 1998)                         4,968         4,365
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,413 at June 30, 1999
  and $4,221 at September 30, 1998)                           570           443
                                                          -------       -------
                                                          $36,717       $40,730
                                                          =======       =======


(In thousands, except per share data)


                                                       June 30,    September 30,
                                                         1999          1998
                                                      (Unaudited)
                                                      -----------  -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $ 1,433       $ 1,030
  Employee compensation                                       466           375
  Deferred revenue                                          3,411         4,511
  Customer deposits                                           660           695
  Other accrued liabilities                                   142           595
                                                          -------       -------
        TOTAL CURRENT LIABILITIES                           6,112         7,206
DEFERRED INCOME TAXES                                       2,007         2,019
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued                   -             -
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    June 30, 1999 and September 30, 1998                       56            56
  Additional paid-in capital                                5,616         5,763
  Accumulated other comprehensive income                     (156)         (239)
  Retained earnings                                        29,316        28,887
                                                          -------       -------
                                                           34,832        34,467
  Less cost of treasury stock, 508 shares
    at June 30, 1999, and 179 shares
    at September 30, 1998                                   6,234         2,962
                                                          -------       -------
        TOTAL SHAREHOLDERS' EQUITY                         28,598        31,505
                                                          -------       -------
                                                          $36,717       $40,730
                                                          =======       =======























See notes to unaudited consolidated financial statements.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)


                                          Three months ended   Nine months ended
                                               June 30,            June 30,
                                            1999      1998      1999      1998
                                           -------   -------   -------   -------
REVENUES
  Hardware                                 $   900   $ 1,151   $ 1,822   $ 4,094
  Software                                   1,874     2,306     5,031     5,856
  Service and other                          4,882     4,854    14,181    14,153
                                           -------   -------   -------   -------
                                             7,656     8,311    21,034    24,103
EXPENSES
  Cost of revenues
    Hardware                                   668       734     1,312     2,788
    Software                                   474       351     1,110     1,142
    Service and other                        1,275     1,270     3,874     3,551
                                           -------   -------   -------   -------
                                             2,417     2,355     6,296     7,481

  Salaries and employee benefits             2,574     2,397     7,913     7,563
  General and administrative expenses        1,273     1,866     4,425     5,285
  Depreciation and amortization                495       454     1,420     1,250
                                           -------   -------   -------   -------
                                             6,759     7,072    20,054    21,579

    INCOME FROM OPERATIONS                     897     1,239       980     2,524

OTHER INCOME                                   193       207       608       700
                                           -------   -------   -------   -------
     Income before income taxes              1,090     1,446     1,588     3,224

PROVISION FOR INCOME TAXES                     354       473       516     1,175
                                           -------   -------   -------   -------
    NET INCOME                             $   736   $   973   $ 1,072   $ 2,049
                                           =======   =======   =======   =======

Basic and Diluted earnings per share       $   .14   $   .18   $   .20   $   .37
                                           =======   =======   =======   =======
Dividends per share                        $   .00   $   .00   $   .12   $   .12
                                           =======   =======   =======   =======















See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                            Nine months ended
                                                                June 30,
                                                            1999         1998
                                                          --------     --------
OPERATING ACTIVITIES
  Net income                                              $  1,072     $  2,049
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                          2,543        2,607
      Provision for deferred income taxes                      (16)         (54)
      Loss on disposal of property and equipment                 7           --
      Changes in operating assets
        and liabilities:
          Accounts receivable                                3,951       (1,546)
          Inventories                                         (243)         (74)
          Prepaid expenses and
            other current assets                                34          360
          Accounts payable and
            other current liabilities                       (1,444)        (171)
          Note receivable                                       30           28
                                                          --------     --------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                         5,934        3,199
                                                          --------     --------

INVESTING ACTIVITIES
  Purchase of property and equipment                        (1,223)      (1,443)
  Purchased software                                          (513)          --
  Deferred software cost                                    (1,339)      (2,110)
  Purchase of short-term investments                       (22,828)          --
  Proceeds from sale of short-term investments              31,321           --
                                                          --------     --------
            NET CASH PROVIDED BY
                (USED IN) INVESTING ACTIVITIES               5,418       (3,553)
                                                          --------     --------

FINANCING ACTIVITIES
  Proceeds from options exercised                              245          158
  Purchase of treasury shares                               (3,664)      (3,016)
  Dividends paid                                              (644)        (665)
                                                          --------     --------
            NET CASH USED IN
              FINANCING ACTIVITIES                          (4,063)      (3,523)
                                                          --------     --------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                          9          (67)
                                                          --------     --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            7,298       (3,944)
                                                          --------     --------
            CASH AND CASH EQUIVALENTS
              AT BEGINNING OF PERIOD                         8,710       19,734
                                                          --------     --------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                            $ 16,008     $ 15,790
                                                          ========     ========


See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                      (In thousands, except per share data)

Note 1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1998, contained in the Company's annual report for the year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation. The results of operations for the three and nine months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market. The Company had only finished goods in inventory at June 30, 1999, and September 30, 1998.

Note 3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:


                                           Three Months        Nine Months
                                              Ended               Ended
                                             June 30,            June 30,
                                         ----------------    ----------------
                                          1999      1998      1999      1998
                                         ----------------    ----------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                             $  736    $  973    $1,072    $2,049
                                         ======    ======    ======    ======
Denominator:
  Basic earnings per share-
  Weighted-average shares                 5,114     5,446     5,276     5,503

  Effect of dilutive securities:
    Stock options                             2        50        12        27
                                         ------    ------    ------    ------
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                             5,116     5,496     5,288     5,530
                                         ======    ======    ======    ======
Basic earnings per share                 $  .14    $  .18    $  .20    $  .37
                                         ======    ======    ======    ======
Diluted earnings per share               $  .14    $  .18    $  .20    $  .37
                                         ======    ======    ======    ======


                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.  Revenue Recognition

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

Note 5. Comprehensive Income

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

The components of comprehensive income, net of related tax, for the three and nine month periods ended June 30, 1999 and 1998 are as follows:


                                             Three Months         Nine Months
                                                Ended                Ended
                                               June 30,             June 30,
                                           ------------------------------------
                                            1999     1998        1999     1998
                                           ------------------------------------
Net income                                  $736     $973       $1,072   $2,049
Foreign currency translation adjustment       54      (54)          83      (87)
                                           ------------------------------------
Comprehensive income                        $790     $919       $1,155   $1,962
                                           ====================================


The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and September 30, 1998, are as follows:


                                                  June 30, 1999    Sept 30, 1998
                                                  ------------------------------
Foreign currency translation adjustment                $(156)           $(239)
                                                  ------------------------------
Accumulated other comprehensive income                 $(156)           $(239)
                                                  ==============================


Note 6. Segment Information

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

Note 7. New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted for years beginning after June 15, 1999. The FASB has since delayed the effective date until years beginning June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

  The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future,the Company's revenues will be increasingly dependent on sales of its next-generation system which is currently being developed. The initial version of certain modules of the new system was released in the fourth quarter of fiscal year 1998. The timing of the completion of this system, Taos, which is based on object-oriented client/server design, may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. The Company recognized the first revenue from Taos in the fourth quarter of fiscal 1998, additional revenue in the third quarter of fiscal 1999 and currently has a backlog of revenue related to ten contracts for the Taos system. Recognition of revenue from this backlog is subject to completion of all required modules mandated by each contract, along with the logistical considerations that accompany the initial release of a new product. See Exhibit
99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 1998.

Year 2000 Readiness Disclosure

   The arrival of the year 2000 poses certain technological challenges resulting from a reliance of some computer technologies on two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). It is generally believed that computer technologies programmed in this manner, if not corrected, may produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," could have an adverse effect on the Company's financial condition, results of operations, business or business prospects because, in order to function properly, the Company's products must interface with a multitude of software and hardware products manufactured by unrelated third parties. The Company has been working diligently to prevent or mitigate disruptions relating to the year 2000.

   As of June 30, 1999, the Company has reviewed all of its proprietary software products and believes that all of such software products are currently capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that are also capable of accurately processing such data.

   The Company has formed an oversight committee and has developed a plan to coordinate identification, evaluation and implementation of any necessary changes to the computer systems, applications and business processes used by the Company in the operation of its business. As of June 30, 1999, the oversight committee had identified the Company's systems that could potentially be impacted by the Y2K Problem, had prioritized the identified systems and had undertaken three primary steps to validate systems readiness. The three steps are (1) obtaining a vendor readiness statement (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company has obtained a vendor readiness statement for all identified systems and is performing internal testing on those identified as critical to its operations that have not already been validated through a third-party authorized organization. As it is testing the critical systems, the Company is compiling a list of identified problems and recommended solutions. The Company has begun applying solutions, verifying that such solutions make the system(s) avoid the Y2K Problem, and developing a contingency plan for any critical system that remains susceptible to the Y2K Problem. The Company plans to be substantially complete with all Y2K readiness and contingency planning by September 30, 1999.

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

Results of Operations

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

  Hardware revenues decreased $.3 million, or 22%, to $.9 million for the three months ended June 30, 1999, from $1.2 million for the three months ended June 30, 1998. The decrease is primarily due to a $.5 million sale to a single customer in the three months ended June 30, 1998, with no single large hardware shipment in the quarter ended June 30, 1999. The magnitude in the decrease in hardware revenues was lessened by a marketing program to facilitate the migration of specific current customers to the Taos system, which resulted in add-on sales of upgraded hardware. The gross margin percentage on hardware was 26% in the three months ended June 30, 1999 and 36% in the three months ended June 30, 1998. The mix of the types of hardware systems sold was the major contributor to the margin decline.

  Software license revenues decreased $.4 million, or 19%, to $1.9 million in the three months ended June 30, 1999, from $2.3 million for the three months ended June 30, 1998. The decrease is due primarily to a $.6 million sale to a single customer in the three months ended June 30, 1998, with no similar large software sales recorded in the three months ended June 30, 1999. The Company had new contract revenue in the three months ended June 30, 1999, of $.1 million from two installations. The gross margin percentage on software was 75% in the three months ended June 30,1999, and 85% in the three months ended June 30, 1998. The decrease in margin is primarily attributed to higher amortization of software development costs in the three months ended June 30, 1999, over the three months ended June 30, 1998. The company anticipates that this amortization of software development costs will continue to rise for the foreseeable future.

  Service and other revenues were $4.9 million in the three months ended June 30, 1999, remaining consistent with the three months ended June 30, 1998. The continued increase in software maintenance revenue was offset by a decrease in revenues from the Company's other services, many of which are associated with new system sales. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues was 74% in the three months ended June 30, 1999, remaining consistent with the three months ended June 30, 1998.

  Salaries and employee benefits increased $.2 million, or 7%, to $2.6 million in the three months ended June 30, 1999, from $2.4 million in the three months ended June 30, 1998. This increase is primarily attributable to $.1 million in additional salaries due to the hiring of additional staff in the development and testing departments, coupled with $.1 million in annual salary increases.

  General and administrative expenses decreased $.6 million, or 32%, to $1.3 million in the three months ended June 30, 1999, from $1.9 million in the three months ended June 30, 1998. This decrease is primarily attributable to a reduction in travel and trade show expenses, coupled with a reduction in software development consulting expenses for DRA Classic software.

  Income from operations decreased $.3 million, or 28%, to $.9 million in the three months ended June 30, 1999, from $1.2 million in the three months ended June 30, 1998. The decrease is primarily attributable to the decrease in software sales and software margins in the three months ended June 30, 1999, from the three months ended June 30, 1998.

  The Company's consolidated effective tax rate was 33% for the three month period ended June 30, 1999, and for the three month period ended June 30, 1998.

Results of Operations

Nine Months Ended June 30, 1999 compared to Nine Months Ended June 30, 1998

  Hardware revenues decreased $2.3 million, or 55%, to $1.8 million for the nine months ended June 30, 1999, from $4.1 million for the nine months ended June 30, 1998. The decrease is primarily due to the lack of significant new contract shipments in the nine months ended June 30, 1999, coupled with the continued decline of prices in the computer hardware market. The Company had two new contract shipments of hardware in the nine months ended June 30, 1999, with revenues of $.1 million. The magnitude in the decrease in hardware revenues was lessened by a new marketing program designed to facilitate the migration of specific current customers to the Taos system. The gross margin percentage on hardware was 28% in the nine months ended June 30, 1999 and 32% in the nine months ended June 30, 1998.

Software license revenues decreased $.9 million, or 14%, to $5.0 million in the nine months ended June 30, 1999, from $5.9 million in the nine months ended June 30, 1998. The decrease is primarily attributable to the lack of new software contracts shipped in the nine months ended June 30, 1999, compared with the nine months ended June 30, 1998, when shipment of several new software contracts contributed $1.2 million in revenue. The Company had two new contract shipments of software in the nine months ended June 30, 1999, generating revenue of $.1 million. The gross margin percentage on software was 78% in the nine months ended June 30,1999, and 80% in the nine months ended June 30, 1998. An increase in the amortization of software development costs was the major contributor to this decline in margin for the nine months ended June 30, 1999, from the nine months ended June 30, 1998. The Company anticipates that this amortization of software development costs will continue to rise for the foreseeable future.

  Service and other revenues were $14.2 million in the nine months ended June 30, 1999, consistent with the nine months ended June 30, 1998. The continued increase in software maintenance revenue was offset by a decrease in revenues from the Company's other services, many of which are associated with new system sales, in the nine months ended June 30, 1999. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The gross margin percentage on service and other revenues was 73% in the nine months ended June 30, 1999, and 75% in the nine months ended June 30, 1998. The decline is primarily attributable to the mix of services provided. The nine months ended June 30, 1999 showed higher revenue from the Internet services business than the nine months ended June 30, 1998. Internet services have higher direct costs than the Company's other services.

  Salaries and employee benefits increased $.3 million, or 5%, to $7.9 million in the nine months ended June 30, 1999, from $7.6 million in the nine months ended June 30, 1998. This increase is primarily attributable to $.1 million in additional salaries due to the hiring of additional staff in the development and testing departments, coupled with $.2 million in annual salary increases.

  General and administrative expenses decreased $.9 million, or 16%, to $4.4 million in the nine months ended June 30, 1999, from $5.3 million in the nine months ended June 30, 1998. This decrease is primarily attributable to the write-off of purchased software, no longer sold by the company, resulting in a non-recurring expense of $.4 million in the nine months ended June 30, 1998, and to a lesser extent to a reduction of $.4 million in travel and trade show expenses in the nine months ended June 30, 1999.

  Income from operations decreased $1.5 million, or 61%, to $1.0 million in the nine months ended June 30, 1999, from $2.5 million in the nine months ended June 30, 1998. The decrease is primarily attributable to the decrease in hardware and software sales in the nine months ended June 30, 1999, from June 30, 1998, and to the less profitable mix of services sold in the nine months ended June 30, 1999.

  The Company's consolidated effective tax rate was 33% for the nine month period ended June 30, 1999, and 36% for the nine month period ended June 30, 1998. The decrease is a result of additional research and development credits being generated and utilized in 1999.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At June 30, 1999, the Company's working capital was $18.5 million and its ratio of current assets to current liabilities was 4.0 to 1, as compared to working capital of $19.7 million and a ratio of current assets to current liabilities of 3.7 to 1 at June 30, 1998.

  Net cash provided by operating activities was $5.9 million for the nine months ended June 30, 1999, compared to $3.2 million for the nine months ended June 30, 1998. The increase in net cash provided by operations was due primarily to increased cash receipts in the nine months ended June 30, 1999, including receipt of over $1.2 million from one customer.

  Net cash provided by investing activities was $5.4 million for the nine months ended June 30, 1999, compared to net cash used of $3.6 million for the nine months ended June 30, 1998. The increase in net cash provided by investing activities is primarily due to the Company's need to maintain cash with enough liquidity to fund its repurchase of treasury stock. To accomplish this, the proceeds from maturing investments were put into instruments whose holding periods classified them as cash or cash equivalents, rather than short-term investments.

  Net cash used by financing activities was $4.1 million for the nine months ended June 30, 1999, compared to $3.5 million for the nine months ended June 30, 1998. Purchases of treasury stock in the amount of $3.7 million for the nine months ended June 30, 1999, compared to $3.0 million for the nine months ended June 30, 1998 accounted for most of the increase in cash used. Management extended the Company's $6.0 million line of credit to January 2000. The line of credit bears interest at federal funds rate plus 200 basis points payable monthly on outstanding balances. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $16.0 million, accounts receivable of $6.7 million, continued cash flow from operations, and the availability of the $6.0 million line of credit, and considering that total current liabilities are $6.1 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. In April 1999, the Company's Board of Directors authorized the additional repurchase of the Company's common stock in an amount of up to $2 million, such purchases to be made from time to time during the twelve months following the authorization. No material commitments with respect to capital expenditures have been made for fiscal 1999. Management believes that with total long-term liabilities of approximately $2.0 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

    (a) Not applicable.

    (b) Not applicable.

    (c) Not applicable.


Item 5. Other Information.

The Company is completing the developmental stage of its next generation system, Taos. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos once it is completed. Those contracts include terms that are modified from time-to-time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. Due to delays in certain contractual installation schedules, the Company placed one installation project on hold during the third fiscal quarter, and subsequent to the end of the quarter, the Company received notice from one customer that it was considering terminating its contract with the Company. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in the final release of Taos, necessitating amendment of various contracts with respect to the installation dates. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff. For additional risk factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered" in the Company's Form 10-K for the year ended September 30, 1998.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        No reports on Form 8-K were required to be filed during the three months ended June 30, 1999.

PART II.  OTHER INFORMATION

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



August 12, 1999                             /s/Michael J. Mellinger
----------------                            ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

August 12, 1999                             /s/Katharine W. Biggs
----------------                            ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)