Form 10-K405
period 1999-09-30
DATA RESEARCH ASSOCIATES INC
filed 1999-12-15
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

    For the fiscal year ended   SEPTEMBER 30, 1999

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
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $ 20,766,756 as of November 30, 1999.

  At November 30, 1999 there were 4,860,025 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Report by reference:


  PART III: The definitive proxy statement of the registrant (to be filed pursuant to Regulation 14A for the registrant's 2000 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13 of this Report.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Item 13.     Certain Relationships and Related Transactions.

PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

SIGNATURES

Exhibit Index

  This document contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates, "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to Be Considered," below.

PART I.

ITEM 1. BUSINESS.

GENERAL

  Data Research Associates, Inc., a Missouri corporation, and its subsidiaries (collectively, the "Company" or "DRA") is a leading systems integrator for libraries and other information providers, offering its own proprietary information services software; third party software and hardware; Internet, World Wide Web, and other networking services; and other related support services. The Company provides a selection of automation systems: the Data Research System ("DRA Classic"), the INLEX/3000 System, and the MultiLIS
System. The commercial distribution of its next-generation system, Taos, began in September 1999 and is installed at several customer sites. Each of these is a comprehensive, fully integrated package of modular software applications and is designed to allow customers to add applications without modifying their existing databases, hardware, or software. The Company also provides a wide variety of services designed to support the automation of the library. The Company's software packages are adaptable for use in academic, public, school, and special libraries ranging from single libraries to large, multi-branch systems and consortia. The Company's library customer base at November 30, 1999, is more than 800 systems serving over 2,400 individual libraries in the United States, Canada, Europe, South America, and the Pacific Rim. The Company provides Internet services to corporations and institutions outside of its traditional library market.

  Recognizing a trend toward increased sharing of information resources among libraries, the Company has designed and implemented electronic networking services that allow libraries to share information resources and reduce their costs of acquiring and maintaining such resources. DRA also has established itself as a leader in the development of transparent networking. Products and services associated with DRA Net, the Company's dedicated, high-speed telecommunications network, facilitate what management believes is an evolution toward the "library without walls"--a library whose information resources are not limited by its physical boundaries.

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

  In addition to providing the Data Research System, the INLEX/3000 System, the MultiLIS System and the Taos system to academic, public, school, and special libraries, the Company also provides an automated system for an extremely specialized type of library, the library for the blind and physically handicapped ("LBPH"), which is not easily categorized in any of the four standard industry segments. DRA's LBPH product is used by libraries that account for more than half of the total circulation by this type of library in the United States. See Note F to the consolidated financial statements for revenue and long-lived asset data regarding the U.S. and Canadian markets.

INTERNATIONAL MARKETS. DRA has offices in Australia, Canada, France, and Singapore. These offices serve 42 customers in Australia and the Pacific Rim, 142 customers in Canada, 30 customers in France, 1 customer in Chile, and 3 customers in the Caribbean. See Note F to the consolidated financial statements for revenue and long-lived asset data regarding the international markets.

CURRENT CUSTOMERS. The Company's systems are installed at over 2,400 academic, public, school, and special libraries in the United States, Canada, Puerto Rico, Australia, New Zealand, Indonesia, Singapore, France,
Belgium, Chile, and Malaysia. During fiscal 1999, DRA added approximately 15 sites to its customer base. DRA is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business.

PRODUCTS

  The Company's automation systems are comprehensive, fully integrated packages of modular software applications designed for libraries of all sizes, ranging from single libraries to large, multi-branch library systems and consortia. The packages run on a variety of hardware platforms and operating systems and are marketed according to the specific needs of the customers. The packages also are designed to allow libraries to share the hardware and data while allowing an individual library to implement its own policies. Through the use of DRA Net, the Company provides libraries direct access to remote library indexes. The Company believes that its automation systems are year-2000 compliant.

The Company's turnkey systems are priced on the basis of several separate components: central site hardware (including operating systems software), applications software, peripheral equipment and conversion, documentation, training and other services. Initial turnkey system installations currently tend to range in price from less than $10,000 to more than $2 million. Software product license fees are based on the type of modules licensed, the number of users permitted, and the size of hardware on which the software is operating. The price of software-only contracts has ranged from less than $10,000 to approximately $800,000. The Company also charges a monthly software maintenance fee typically equal to between 1 and 1.5 percent of the software license fee for its products. Virtually all of DRA's customers purchase software maintenance services.

The core modules of the Taos system, Cataloguing, Circulation and Public Access, are in general release. These are the products that a customer needs to perform the basic functions required to operate a library and can be complemented by adding other modules to the basic system. The Company expects to achieve the release of Serials, the first of the add-on modules, early in fiscal 2000 and of the second, Acquisitions, later in the fiscal year.

During the coming fiscal year the Company will be investigating a new approach to providing library automation services that is commonly referred to as the Application Service Providers (ASP) model. Under an ASP model, many of the system support services that have traditionally been performed by staff in the library are outsourced to a vendor. This can be very attractive, especially to organizations that do not operate their own information technology departments, because it helps alleviate difficulties caused by the shortage of qualified technical personnel. The Company will evaluate providing ASP alternatives to both existing and new customers.

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

  REPORTS. Because of their funding structures, libraries are required to produce numerous reports about their collections, usage, and borrowers. The DRA software offers extensive standard reporting capabilities and, as an option, report writer modules for specialized reporting needs. The report writer modules are based on third-party software products that are modified by the Company to meet unique requirements of the library environment. In fiscal 1999, the Company introduced a graphical user interface for the report writer module for the DRA Classic and Taos systems.

  JOURNAL CITATION. The Journal Citation module allows users of the Public Access module to search for magazine articles and then determine if the library subscribes to the magazine or journal in which the articles are published. If so, the module then alerts the patron as to where the magazine or journal is located within the library. It is also possible for the user to place a photocopy request on-line. The Company is evaluating the use of this module under the Taos system.

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

During fiscal 1999, the number of library customers using DRA Net declined slightly as competition for Internet connections from Internet Service Providers in the libraries' local markets increased. New corporate and institutional Internet customers outside of the Company's traditional library marketplace generated annualized revenues in excess of $300,000. Management believes that easy access to popular library databases, along with this ability to circumvent the growing congestion of the general Internet, will continue to provide competitive advantages in the sales of DRA Net services within the Company's traditional library marketplace.

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

  As part of its standards activities, the Company devotes staff and financial support to national and international standards organizations. DRA President and Chief Executive Officer Michael J. Mellinger recently served as Chairman of the Board of Directors, and later as treasurer of NISO, the official U.S. standards organization for libraries and other information services.

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

  The sales process for a library automation system is typically lengthy, often lasting in excess of 18 months. Libraries procuring automation systems use such methods as Requests For Information ("RFIs"), Requests For Proposals ("RFPs"), recommendations of consultants, site visits to existing customers, evaluations at professional conferences, and on-site demonstrations in their selection processes. Libraries replacing an existing automation system often undertake even more stringent evaluation procedures before purchase. In addition to its sales and marketing staffs, the Company employs more than 10 people dedicated to responding to RFIs, RFPs, and other forms of bids.

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

  DRA's product development staff is currently involved in a number of product enhancements and new product developments. In fiscal 1996, DRA released new versions of software products with electronic document interchange capabilities, multilingual capabilities, and bindery capabilities. The Company also released DRA Web, a web server product, and updates to DRA Find and DRA Kids in fiscal 1996. In fiscal 1997, the Company released DRA Web2, a more powerful retrieval device that incorporates the object-oriented technology of the Company's new Taos product line. The Company is involved in developing an interlibrary loan product. The Company also routinely establishes joint development projects with leading libraries to support its product development efforts. Fifty-eight full-time employees are directly involved in product development. Several members of senior management also devote time to product development activities. See Note A to the consolidated financial statements for research and development costs and discussion of cautionary statements in exhibit 99.1.

RELATIONSHIP WITH HARDWARE VENDORS

  The Data Research System has traditionally operated exclusively on Digital computers and the Open VMS operating system. During 1998 Digital Equipment Corporation was purchased by Compaq. Management has taken steps to move toward support of multiple platforms and operating systems. One of these steps is migration to next-generation client/server technologies using the UNIX and Windows NT operating systems. Due to the purchase of the MultiLIS system, the Company can also now offer a complete, fully functional system based on the UNIX operating system. In conjunction with this multi-vendor strategy, the Company has developed marketing, sales, and product development relationships with numerous hardware vendors.

In May 1999 DRA was accepted as a Compaq Authorized Enterprise Reseller ("CAER") and selected Hall-Mark Computer Products ("Hall-Mark") as its distributor for Compaq products. Under the CAER Program DRA negotiates volume discounts directly with Hall-Mark, and Compaq continues to provide certain warranties on the equipment and software and indemnity against copyright or patent infringement claims relating to the use of Compaq products or documentation. The Company maintains an annually renewable agreement directly with Compaq for the purchase and resale of maintenance on hardware and system software. The Company also maintains a wide range of volume discount and reseller arrangements with vendors of support and peripheral equipment and services. The servers used by the Taos system run on various versions of the UNIX operating system and on Microsoft's Windows NT operating system. A large proportion of the initial Taos implementations are expected to run on Sun hardware using the Solaris operating system, Sun's version of UNIX. DRA has been a Sun reseller since 1995 and negotiates volume discounts directly with the distributor MOCA Merisel according to a Sun Master Reseller Agreement. Sun product pricing is determined through the volume commitments of the Merisel VAR Vantage program, which renews annually on August 31st. DRA also maintains a reseller agreement directly with Sun for the purchase and resale of services and maintenance on hardware and software. During fiscal 1998, DRA completed its Sun certification process which included an on-site audit.

The Company also expects to offer the Taos system on other vendors' hardware platforms, according to market conditions and technical considerations, and has established or is in the process of establishing several other similar agreements with major hardware manufacturers.

COMPETITION

  While its competition is highly fragmented, DRA recognizes approximately a dozen direct library competitors, representing a mix of closely held private companies and a division of a Fortune 100 company that was sold to private investors subsequent to the end of fiscal 1999. Certain of the Company's competitors have greater financial, technical, marketing, and sales resources than DRA. There can be no assurance that the Company won't continue to expect significant competition from present competitors or that companies that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

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

BACKLOG

  The Company's normal backlog consists of signed contracts or purchase orders for products and services on which the Company expects to realize revenue upon shipment of products and performance of services. Backlog fluctuates significantly due to installation scheduling, new product development, customer delays in facilities preparation, and other factors both within and outside the Company's control. Because of these factors and because DRA typically ships its products within a short period after orders are received, management believes that backlog does not provide a meaningful indication of future performance; however, currently the Company has a backlog related to six contracts as compared to eight contracts at the end of fiscal 1998 for the Company's next-generation Taos system, all of which we believe will be fulfilled during fiscal 2000. Recognition of revenue from this backlog is subject to completion of all required modules mandated by each contract, along with the logistical considerations that accompany the initial release of a new product. See exhibit 99.1.

PROPRIETARY RIGHTS AND LICENSES

  DRA regards its products as proprietary trade secrets and confidential information. The Company relies upon its license agreements with customers, its own security systems, confidentiality procedures, and employee confidentiality agreements to maintain the trade secrecy of its products. The Company's proprietary software rights also are protected under copyright law. There can be no assurance that these means of protection will be effective against unauthorized reproduction.

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

EMPLOYEES

  As of November 30, 1999, DRA had 225 employees, including 39 in marketing and sales, 89 in computer operations services and training, and 58 in product development. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company periodically employs consultants to assist with specific development projects.

ITEM 2. PROPERTIES

  The Company's headquarters and principal administrative, product development, and sales and marketing operations are located in St. Louis, Missouri, where the Company owns approximately 35,360 square feet of office and warehouse space. DRA also leases 4,300 square feet in Monterey, California, under a lease that expires July 31, 2001; 1,056 square feet of office space in Melbourne, Australia, under a month-to-month lease; 522 square feet of office space in Singapore under a lease that expires in April 2001; 10,079 square feet of office space in Montreal, Canada, under a lease that expires January 31, 2001; and approximately 2,000 square feet of office space in Paris, France, under a lease that expires March 31, 2005.

  Management believes that the Company's facilities are adequate for its current needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.*

  The executive officers of the Company are:



      Name                        Age           Position
      ----                        ---           --------
      Michael J. Mellinger         50           Chairman, President
                                                and Chief Executive
                                                Officer

      Katharine W. Biggs           56           Vice-President, Chief
                                                Financial Officer
                                                and Treasurer

      Joseph M. Bonwich            40           Vice-President

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

  Mr. Bonwich was elected Vice-President of the Company in February
1996, and resigned as an officer of the Company subsequent to the end of the fiscal year. At the end of the fiscal year he managed the Company's marketing and corporate communications, groups. He joined DRA as president of the wholly owned and now dissolved subsidiary formed to handle the Company's advertising and public relations. From 1994 to 1996, he was Director of Corporate Communications for DRA. From 1992 to 1994, he was Director of Marketing.

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

  The high and low sales prices, for the common stock during each of the quarters of fiscal 1998 and fiscal 1999 were as follows:


Year Ended September 30, 1998:


                 Quarter                    High              Low
                 First                     $14.375            $12.250
                 Second                     14.25              13.125
                 Third                      19.50              13.75
                 Fourth                     19.75              14.00


Year Ended September 30, 1999

                 Quarter                    High            Low
                 First                      $14.00        $11.750
                 Second                      14.625        12.50
                 Third                       12.50          7.125
                 Fourth                      10.875         8.375


HOLDERS

  As of November 30, 1999, there were 209 shareholders of record of the common stock. Management believes that there are between 1,200 to 1,500 beneficial shareholders.


DIVIDENDS

  On November 11, 1999, the Board of Directors declared an annual dividend of $.12 per share of common stock outstanding, payable on January 25, 2000, to holders of record at the close of market January 7, 2000. In fiscal 1998 the Company paid an annual dividend of $.12 per share. The Board of Directors anticipates paying an annual cash dividend, but may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's earnings, performance, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant.

ITEM 6.

The selected financial data appearing below have been derived from the Company's audited consolidated financial statements. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this filing.

Income Statement Data
(In thousands, except per share data)


                                                Year Ended September 30
                                       -----------------------------------------

                                         1999    1998    1997    1996    1995(1)
                                         ----    ----    ----    ----    ----
Revenues:
  Hardware                            $ 3,358  $ 5,433 $ 9,759 $11,724 $10,905
  Software                              7,413    8,017   6,969   9,949   8,513
  Service and other                    19,223   19,095  18,641  16,909  15,449

Total revenues                         29,994   32,545  35,369  38,582  34,867
Expenses:
    Cost of revenues                    8,996    9,703  12,801  13,657  12,651
    Salaries and employee benefits     10,438    9,898   9,341  10,379   9,356
    General and
      administrative expenses           6,016    6,752   6,018   6,788   6,344
    Depreciation and amortization       1,963    1,718   1,339   1,147     993

Total operating expenses               27,413   28,071  29,499  31,971  29,344
Income from operations                  2,581    4,474   5,870   6,611   5,523
Other income (expense), net               834    1,009     788     590     347
Income before income taxes              3,415    5,483   6,658   7,201   5,870
Provision for income taxes              1,082    1,783   2,164   2,747   2,236
Net income                            $ 2,333  $ 3,700 $ 4,494 $ 4,454 $ 3,634

Basic earnings per share (2)          $   .45  $   .68 $   .81 $   .81 $   .66
Diluted earnings per share (2)            .45      .67     .81     .80     .66

Dividends paid per
 common share                         $   .12  $   .12 $   .10 $     - $     -


Balance Sheet Data
(In thousands)


                                                    September 30
                                      ------------------------------------------
                                         1999    1998     1997    1996    1995
                                         ----    ----     ----    ----    ----
Working capital                       $18,999 $21,953  $22,189 $18,938 $14,562
Total assets                           38,102  40,730   41,139  36,661  32,887
Long-term obligations                       -       -        -       -       -
Shareholders' equity                   28,705  31,505   31,442  27,446  22,813



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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1998

  Hardware revenues decreased $2.0 million, or 38%, to $3.4 million in fiscal 1999 from $5.4 million in fiscal 1998. There were several large installations of new DRA customers in fiscal 1998. Fiscal 1999 had several new installations, but the hardware revenue was not significant for any one customer. Additionally, there has been a general price decline in the hardware market that has contributed to the overall revenue decline. The gross margin on hardware was 29% in fiscal 1999 and 30% in 1998.

  Software license revenues decreased $.6 million, or 8%, to $7.4 million in fiscal 1999 from $8.0 million in fiscal 1998. The decrease is primarily a result of a large DRA Classic turnkey contract that generated $.9 million in software license revenue in fiscal 1998, offset by several Taos software installations late in fiscal 1999. The gross margin percentage on software was 79% for fiscal 1999 and 82% for fiscal 1998. The decrease is due primarily to an increase in fiscal 1999 of software amortization costs associated with DRA Taos software.

  Service and other revenues increased $.1 million, or 1%, to $19.2 million in fiscal 1999 from $19.1 million in fiscal 1998. This increase is primarily due to the larger installed base of licensed software products that annually generate maintenance revenues. Maintenance revenues increased $.5 million in fiscal 1999. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases. The increase in maintenance revenues was offset by decreases in revenues from some of the Company's contract implementation services. These revenues decreased because the Company implemented fewer new contracts in fiscal 1999 than in fiscal 1998. The gross margin percentage on service and other revenues was 74% in fiscal 1999 and 77% in fiscal 1998. The decline is primarily attributable to the mix of services provided. Fiscal 1999 showed higher revenue from the Internet services business than fiscal 1998. Internet services have higher direct cost than the Company's other services

  Cost of revenues decreased $.7 million, or 7%, to $9.0 million in fiscal 1999 from $9.7 million in fiscal 1998. This decrease is primarily a result of the decrease in hardware revenues in fiscal 1999 from fiscal 1998, coupled with the increase in costs associated with the Internet services.

  Salaries and employee benefits increased $.5 million, or 5%, to $10.4 million in fiscal 1999 from $9.9 million in fiscal 1998. This increase is primarily attributable to annual raises and to the addition of several staff in the development and testing departments. The increase was mitigated somewhat by the continued capitalization in fiscal 1999 of salaries and benefits related to software development.

  General and administrative expenses decreased $.8 million, or 11%, to $6.0 million in fiscal 1999 from $6.8 million in fiscal 1998. This decrease is primarily attributable to the write-off in fiscal 1998 of $.8 million of development tools that the Company has discontinued using. Depreciation and amortization increased $.3 million, or 14%, from $1.7 million in fiscal 1998 to $2.0 million in fiscal 1999 primarily as a result of capital expenditures related to upgrades to the Company's technological infrastructure.

  Income from operations decreased $1.9 million, or 42%, to $2.6 million in fiscal 1999 from $4.5 million in fiscal 1998. This decrease is a result of a decrease in hardware revenue, coupled with the less profitable mix of services sold in fiscal 1999. The decrease in income from operations was mitigated somewhat by a corresponding decrease in general and administrative expenses.

  Other income (expense) decreased $.2 million to $.8 million in fiscal 1999 from $1.0 million in fiscal 1998 due to a decrease in short-term investments. Primary investments have been in Treasury Stock.

  The Company's consolidated effective tax rate was 31.7% in fiscal 1999 and 32.5% in fiscal 1998. The decrease is primarily the result of research and development credits utilized for both U.S. Federal and Canadian tax purposes. The consolidated effective tax rate for fiscal 1999 is less than the U.S. statutory rate primarily due to the generation and utilization of significant research and development credits in the current year.

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

  Salaries and employee benefits increased $.6 million, or 6%, to $9.9 million in fiscal 1998 from $9.3 million in fiscal 1997. This increase is primarily attributable to annual raises and to the implementation of a formal pay scale. The increase was mitigated somewhat by the continued capitalization in fiscal 1998 of salaries and benefits related to software development.

  General and administrative expenses increased $.8 million, or 12%, to $6.8 million in fiscal 1998 from $6.0 million in fiscal 1997. This increase is primarily attributable to the write-off in fiscal 1998 of $.8 million of development tools that the Company has discontinued using. Depreciation and amortization increased $.4 million, or 28%, from $1.3 million in fiscal 1997 to $1.7 million in fiscal 1998 primarily as a result of renovations made in 1998 to the Company's headquarters building.

Income from operations decreased $1.4 million, or 24%, to $4.5 million in fiscal 1998 from $5.9 million in fiscal 1997. This decrease is a result of a decrease in hardware revenue and an increase in salaries and benefits and general and administrative expenses as discussed above.

  Other income (expense) increased $.2 million to $1.0 million in fiscal 1998 from $.8 million in fiscal 1997 due to increased rates earned on cash investments.

  The Company's consolidated effective tax rate was 32.5% in both fiscal
1998 and fiscal 1997. The consolidated effective tax rate for fiscal 1998 is less than the U.S. statutory rate primarily due to the generation and utilization of significant research and development credits in the current year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At September 30, 1999, the Company's working capital was $19.0 million, and its ratio of current assets to current liabilities was 3.6 to 1, as compared to working capital of $22.0 million and a ratio of current assets to current liabilities of 4.0 to 1 at September 30,1998. The decrease in working capital is primarily attributable to the use of cash for the Company's stock repurchase program.

  Net cash provided by operating activities was $8.8 million for fiscal 1999,compared to $5.4 million for fiscal 1998. The increase in net cash provided by operations was primarily due to a $2.6 million decrease in the accounts receivable balance during fiscal 1999, compared to a $2.2 million increase in the accounts receivable balance during fiscal 1998. The decrease in accounts receivable relates to the timing of payments received from customers, coupled with a decrease in revenue in fiscal year 1999.

  Net cash provided by investing activities was $4.7 million for fiscal 1999, compared to net cash used of $12.9 million for fiscal 1998. The primary difference is due to the maturity of short-term investment bonds in fiscal 1999, which were purchased in fiscal 1998. Much of the short term investing in the fiscal 1999 was in bonds with a maturity of 90 days or less. Therefore, these investments are classified as cash equivalents rather than short-term investments.

  During fiscal 1999, 1998, and 1997, the Company incurred capital expenditures of $1.5 million, $1.8 million and $2.3 million, respectively. No material commitments with respect to capital expenditures have been made for fiscal 2000.

  Net cash used by financing activities was $5.2 million for fiscal 1999 and $3.5 million for fiscal 1998. The purchase of treasury stock in the amount of $4.8 million for fiscal 1999, compared to $3.1 million for fiscal 1998, accounted for most of the increase in cash used.

  In October 1999, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $2 million, such purchases to be made from time to time during the following 12 months.

  In January 1999, the Company renewed its $6.0 million line of credit, which will mature in January 2000 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. As of September 30, 1999, the applicable interest rate was 7.51% per annum. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that with the current cash position of $17.0 million and accounts receivable of $8.0 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $7.3 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of $2.1 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

Recent Accounting Pronouncements

As of October 1, 1998, the Company adopted AICPA SOP 97-2, "Software Revenue Recognition," which was effective for transactions of the Company on or after that date. The impact of adoption was not significant to the financial statements. The provisions of the SOP must be applied prospectively, therefore prior year financial statements were not restated.

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which reports Comprehensive Income and its components within the Statement of Consolidated Shareholders' Equity. Comprehensive Income represents the change in shareholders' equity during a period from transactions and other events and circumstances from nonowner sources. Accumulated Other Comprehensive Loss for the Company is composed solely of cumulative foreign currency translation adjustments.

In fiscal 1999, the Company adopted SFAS No. 131, "Segment Information", which amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and has made the required geographic disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB has since delayed the effective date until years beginning after June 15, 2000, with the issuance of Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective October 1, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on earnings or the financial position of the Company.

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

     As of September 30, 1999, the Company has reviewed all of its proprietary software products and believes that all of such software products are currently capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that are also capable of accurately processing such data.

     The Company formed an oversight committee and developed a plan to coordinate identification, evaluation and implementation of any necessary changes to the computer systems, applications and business processes used by the Company in the operation of its business. As of September 30, 1999, the oversight committee had identified the Company's systems that could potentially be impacted by the Y2K Problem, had prioritized the identified systems and completed three primary steps to validate systems readiness. The three steps were (1) obtaining a vendor readiness statement (2) internal testing, and (3) third-party validation through an authorized organization that has already tested the systems. The Company has obtained a vendor readiness statement for all identified systems and performed internal testing on those identified as critical to its operations that had not already been validated through a third-party authorized organization. During this testing the Company compiled a list of identified problems and recommended solutions. The Company has applied recommended solutions, verified that such solutions make the systems avoid the Y2K problem or developed a contingency plan for any critical system that might remain susceptible to the Y2K Problem. The Company considers itself to be substantially complete with all Y2K readiness and contingency planning at September 30, 1999.

     The Company's Y2K action plan discussed above was carried out solely by existing employees. Accordingly, the Company has not incurred any material incremental costs and has not identified any incremental future costs associated with the Y2K Problem.

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

     The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) to avoid disruption of service in connection with the transition from 1999 to 2000 could adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure, and the Company relies on such utilities for the delivery of its own products, particularly telecommunications. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact many businesses in addition to the Company.

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

CUSTOMER ACCEPTANCE. While the Company performs extensive usability and beta-testing of its new products, user acceptance and market penetration rates ultimately dictate the success of development and marketing efforts. Ultimately, user acceptance can only be determined after the product goes into commercial distribution. The Company began commercial distribution of its next-generation system, Taos, in September 1999. The system is currently in use at several customer sites and the Company is closely monitoring, and soliciting customer feedback on, its performance in a production environment.

CONTRACTS WITH GOVERNMENTAL ENTITIES. A substantial portion of the Company's business is conducted with governmental entities. Both the award and execution of its governmental contracts are subject to numerous conditions, including the availability and appropriation of sufficient funding.

PRODUCT SHIP SCHEDULES. Because a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter, even short delays in new-product releases or delays in the customers' procurement processes can cause results to fluctuate substantially. Because of the complexities inherent in developing software products as sophisticated as those sold by the Company and the lengthy testing periods associated with such products, no assurance can be given that future product introductions by the Company will not be delayed. In the future, the Company's revenues will be increasingly dependent on sales of Taos, the core modules of which achieved general release in September 1999.

The Company's next-generation system, Taos, is in general release and is currently in use at several libraries. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos upon its completion. These contracts include terms that are modified from time-to-time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. Due to delays in certain contractual installation schedules, the Company has placed one installation project on hold, has amicably terminated a contract with one customer and subsequent to the end of the fiscal year, received notice from one customer that it was considering terminating its contract with the Company. Subsequent to the end of the fiscal year, the Company received written notice from a large academic customer which has implemented Taos saying that it believes the Company to be in material breach of its agreement with the customer and giving the Company until January 4, 2000, to provide a definitive action plan for meeting certain functionality, performance and stability requirements, in some cases by January 31, 2000, and in other cases by a date to be determined. The Company is reviewing these requirements and will work with the customer to reach a satisfactory resolution. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in these projects. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff.

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

PRINCIPAL SHAREHOLDERS. Michael J. Mellinger and F. Gilbert Bickel III combined own in excess of 50 percent of the common stock outstanding. As a result, Mr.Mellinger and Mr. Bickel may be able to effectively control the outcome of certain matters requiring a shareholder vote.

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

YEAR 2000 PROBLEM.  See discussion above under Year 2000 Readiness Disclosure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Consolidated Balance Sheets as of September 30,
     1999 and 1998

Consolidated Statements of Income for the years ended
     September 30, 1999, 1998, and 1997

Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

Report of Independent Auditors


Board of Directors and Shareholders
Data Research Associates, Inc.



We have audited the accompanying consolidated balance sheets of Data Research Associates, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the September 30, 1997 financial statements of DRA Information Inc., a wholly-owned subsidiary, which statements reflect total assets constituting seven percent at September 30, 1997 and total revenues constituting thirteen percent for the year ended September 30, 1997, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for DRA Information Inc. as of and for the year ended September 30, 1997 is based solely on the report of other auditors.

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

In our opinion, based on our audits and, for the year ended September 30, 1997, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Research Associates, Inc. and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

St. Louis, Missouri
November 9, 1999

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                  September 30
                                                 ---------------
                                                 1999       1998
                                                 ----       ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $17,022   $ 8,710
  Short-term investments                             --     8,493
  Accounts receivable less allowances of $212
    and $101 at September 30,1999 and 1998,
      respectively:
        Billed                                    6,080     8,092
        Unbilled                                  1,919     2,445
                                                -------   -------
                                                  7,999    10,537
  Income taxes receivable                            --       278
  Inventories                                        67       136
  Prepaid expenses                                  680       542
  Deferred income taxes                             212       261
  Other current assets                              274       202
                                                -------   -------
TOTAL CURRENT ASSETS                             26,254    29,159

PROPERTY AND EQUIPMENT:
  Land and improvements                             504       504
  Building and improvements                       2,720     2,719
  Data processing equipment                       7,298     6,525
  Furniture, fixtures, and other                  4,384     3,724
                                                -------   -------
                                                 14,906    13,472
  Less accumulated depreciation                   8,678     6,752
                                                -------   -------
                                                  6,228     6,720

DEFERRED SOFTWARE COSTS
  (net of accumulated amortization
   of $1,136 and $1,711 at September 30,
   1999 and 1998, respectively)                   5,181     4,365

NOTES RECEIVABLE                                      3        43

INTANGIBLE ASSETS
  (net of accumulated amortization
   of $2,550 and $4,221 at September 30,
   1999 and 1998, respectively)                     436       443
                                                -------   -------
                                                $38,102   $40,730
                                                =======   =======


(In thousands, except per share data)

                                               September 30
                                             ----------------
                                             1999        1998
                                             ----        ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                         $    758    $    826
  Employee compensation                         415         375
  Deferred revenue                            4,439       4,511
  Customer deposits                           1,201         695
  Other accrued liabilities                     442         799
                                           --------    --------
TOTAL CURRENT LIABILITIES                     7,255       7,206

DEFERRED INCOME TAXES                         2,142       2,019

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share--1,000
    shares authorized, no shares
    issued                                       --          --
  Common stock, par value
    $.01 per share--10,000
    shares authorized, 5,557
    shares issued at September 30,1999
    and 1998                                     56          56
  Additional paid-in capital                  5,606       5,763
  Accumulated other comprehensive loss         (162)       (239)
  Retained earnings                          30,577      28,887
                                           --------    --------
                                             36,077      34,467
Less cost of treasury stock, 621 and 179
  shares at September 30, 1999 and 1998,
  respectively                               (7,372)     (2,962)
                                           --------    --------
TOTAL SHAREHOLDERS' EQUITY                   28,705      31,505
                                           --------    --------
                                           $ 38,102    $ 40,730
                                           ========    ========



See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                           Year ended September 30
                                     ----------------------------------
                                     1999           1998           1997
                                     ----           ----           ----
REVENUES
  Hardware                        $  3,358        $  5,433       $  9,759
  Software                           7,413           8,017          6,969
  Service and other                 19,223          19,095         18,641
                                  --------        --------       --------
                                    29,994          32,545         35,369

EXPENSES
  Cost of revenues
    Hardware                         2,396           3,793          6,751
    Software                         1,574           1,468          1,814
    Service and other                5,026           4,442          4,236
                                  --------        --------       --------
                                     8,996           9,703         12,801

  Salaries and employee benefits    10,438           9,898          9,341
  General and administrative
    expenses                         6,016           6,752          6,018
  Depreciation and amortization      1,963           1,718          1,339
                                  --------        --------       --------
                                    27,413          28,071         29,499
                                  --------        --------       --------
INCOME FROM OPERATIONS               2,581           4,474          5,870

OTHER INCOME (EXPENSE)
  Interest                             759             928            751
  Other                                 75              81             37
                                  --------        --------       --------
INCOME BEFORE INCOME TAXES           3,415           5,483          6,658

PROVISION FOR INCOME TAXES           1,082           1,783          2,164
                                  --------        --------       --------
NET INCOME                         $ 2,333        $  3,700        $ 4,494
                                  ========        ========       ========

Basic earnings per share              $.45            $.68           $.81
                                  ========        ========       ========

Diluted earnings per share            $.45            $.67           $.81
                                  ========        ========       ========

Dividends per share                   $.12            $.12           $.10
                                  ========        ========       ========



See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except for per share data)

               Common  Stock              Accumulated            Treasury Stock
               -------------   Additional    Other               --------------
                                Paid-In   Comprehensive Retained
               Shares  Amount   Capital   Income(Loss)  Earnings   Shares  Cost
             --------- ------- ---------- ------------- --------  ------- ------
Balance at
September 30,
1996              5,778    $58     $5,700        $  53   $21,910    265   $(275)

Retirement
of treasury
stock              (265)    (3)      (272)           -         -   (265)    275

Options
exercised            26      -        184            -         -      -       -

Net income            -      -          -            -     4,494      -       -

Cash
dividends
($.10 per
  share)              -      -          -            -      (552)     -       -

Foreign
currency
translation
adjustment            -      -          -         (130)        -      -       -
                  -----    ---     ------        -----   -------   -----  ------
Balance at
September 30,
1997              5,539     55      5,612          (77)   25,852      -       -

Purchase
of treasury
stock                 -      -          -            -         -    186  (3,051)

Options
exercised            18      1        134            -         -     (3)     37

Dividend
reinvestment/
employee stock
purchase plan         -      -         17            -         -     (4)     52

Net income            -      -          -            -     3,700      -       -

Cash
dividends
($.12 per
  share)              -      -          -            -      (665)     -       -

Foreign
currency
translation
adjustment            -      -          -         (162)        -      -       -
                 ------    ---     ------       ------   -------  -----  ------

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

(In thousands, except for per share data)

Balance at
September 30,
1998              5,557     56      5,763         (239)   28,887    179  (2,962)

Purchase
of treasury
stock                 -      -          -            -         -    474  (4,842)

Options
exercised             -      -       (137)           -         -    (21)    280

Dividend
reinvestment/
employee stock
purchase plan         -      -        (20)           -         -    (11)    152

Net income            -      -          -            -     2,333      -       -

Cash
dividends
($.12 per
  share)              -      -          -            -      (643)     -       -

Foreign
currency
translation
adjustment            -      -          -           77         -      -       -
                 ------    ---     ------       ------   -------  -----  ------

Balance at
September 30,
1999              5,557    $56     $5,606       $ (162)  $30,577    621 $(7,372)
                 ======    ===     ======       ======   =======  ===== =======

See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                            Year ended September 30
                                      -----------------------------------
                                      1999           1998            1997
                                      ----           ----            ----
OPERATING ACTIVITIES
Net income                          $ 2,333         $ 3,700         $ 4,494
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization     3,505           3,383           2,543
    Provision for deferred
      income taxes                      172             563             885
    (Gain) loss on disposal of
      property and equipment             11               1              (3)
    Changes in operating assets
      and liabilities:
      Accounts receivable             2,615          (2,194)          6,020
      Inventories                        69             (61)            101
      Prepaid expenses and
        other current assets            404             555            (408)
      Accounts payable and
        other current liabilities      (316)           (564)           (981)
      Note receivable                    40              56             196
                                     ------         -------         -------
NET CASH PROVIDED
BY OPERATING ACTIVITIES               8,833           5,439          12,847

INVESTING ACTIVITIES
  Purchase of property
    and equipment                    (1,469)         (1,778)         (2,312)
  Purchased software                   (513)              -            (281)
  Deferred software costs            (1,834)         (2,667)         (1,832)
  Purchase of short-term
    investments                     (22,828)        (38,717)              -
  Proceeds from sale of
    short-term investments           31,321          30,224               -
                                    -------         -------        --------
NET CASH PROVIDED BY (USED BY)
INVESTING ACTIVITIES                  4,677         (12,938)         (4,425)

FINANCING ACTIVITIES
  Proceeds from options exercised       275             241             184
  Cash dividends paid                  (643)           (665)           (552)
  Purchase of treasury shares        (4,842)         (3,051)              -
                                    -------         -------        --------
NET CASH USED BY
FINANCING ACTIVITIES                 (5,210)         (3,475)           (368)

Effect of exchange rate changes
on cash and cash equivalents             12             (50)           (143)
                                    -------         -------        --------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS             8,312         (11,024)          7,911

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

(In thousands)

Cash and cash equivalents
at beginning of year                  8,710          19,734          11,823
                                   --------        --------        --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                     $ 17,022        $  8,710        $ 19,734
                                   ========        ========        ========


See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Data Research Associates, Inc. and subsidiaries (the Company) develops, markets, and supports application software and turnkey systems for libraries. The Company also provides product support, implementation, consulting, education, custom programming, and systems integration services to its customers. A significant portion of the Company's revenue is derived from its DRA Classic and Taos software products.

Principles of Consolidation: The consolidated financial statements include the accounts of Data Research Associates, Inc. and its wholly owned subsidiaries in Australia, Canada, France, and Singapore. All intercompany accounts and transactions have been eliminated.

The Company's wholly owned subsidiary in France, MultiLIS Europe, S. A. (MultiLIS), has been consolidated based upon a fiscal period ending June 30, which the subsidiary utilizes in order to satisfy certain statutory requirements. Operations of MultiLIS for the three months ended September 30, 1999, 1998 and 1997, were not significant.

Cash Equivalents and Short-term Investments: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The cash and cash equivalents include marketable securities of $12,853,000 and $3,986,000 at September 30, 1999 and 1998, respectively. The
Company's marketable securities include mortgage-backed securities and U.S. corporate debt securities which are classified as held-to-maturity since the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost which approximates fair value.

Inventories: Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended September 30, 1999, 1998 and 1997 was $1,963,000, $1,666,000 and $1,256,000, respectively.

Revenue Recognition: Revenue from sales of turnkey systems sold under contractual arrangements is recognized upon shipment of the hardware and software to the customer. Revenue from hardware and software maintenance contracts is recognized monthly. Revenue from custom software sales is recognized when the product is shipped. Revenue from installation, conversion, documentation, training, and authority control processing services is recognized as the services are performed.

In fiscal 1999, the Company adopted the Accounting Standards Executive Committee of the AICPA issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." Adoption of SOP 97-2 has not had a material impact on the Company's 1999 financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty: The Company is a reseller of hardware and passes through to its customers the standard warranties provided by the hardware manufacturers. The Company warrants its applications software products to perform in accordance with the written user documentation and the agreements negotiated with the customer. Because the Company does not customize its applications software, warranty costs are not significant and are expensed as incurred.

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

Software Development: The Company has a comprehensive line of software products and maintains a programming group to service, update, and enhance those products. Research and development costs associated with products outside of its existing line were expensed as incurred and amounted to $1,967,000, $1,836,000 and $1,265,000 for the years ended September 30, 1999, 1998, and 1997, respectively. Development costs of $1,834,000 in 1999, $2,667,000 in 1998, and $1,832,000 in 1997, associated with significant enhancements to its existing software products and development of new products incurred subsequent to attaining technological feasibility were capitalized. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic useful life of the product. Currently, the Company is using an estimated economic useful life of two to five years for all capitalized software costs. Amortization expense for the years ended September 30, 1999, 1998, and 1997 was $1,019,000, $351,000, and $303,000,
respectively. In fiscal 1999, the Company wrote off fully amortized software development costs in the amount of $1,594,000. These development costs relate to software which is no longer being actively marketed by the Company.

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which reports Comprehensive Income and its components within the Statement of Consolidated Shareholders' Equity. Comprehensive Income represents the change in shareholders' equity during a period from transactions and other events and circumstances from nonowner sources. Accumulated Other Comprehensive Loss for the Company is composed solely of cumulative foreign currency translation adjustments.

The following table sets forth the reconciliation from net income to comprehensive income for the years ended (in thousands):

                                             1999             1998              1997
                                            ------            ------            ------
Net Income                                  $2,333            $3,700            $4,494
Foreign currency translation
Adjustment                                      77              (162)             (130)
                                            ------            ------            ------
Comprehensive income                        $2,410            $3,538            $4,364
                                            ======            ======            ======

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

Segment Reporting: In fiscal 1999, the Company adopted SFAS No. 131, "Segment Information", which amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and has made the required geographic disclosures.

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE A--BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets: Intangible assets consist of purchased software, customer lists, and a covenant not to compete. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Currently, the Company is using an estimated economic useful life of two to five years for all intangible assets. In fiscal 1999, the Company wrote off fully amortized intangible assets, relating to purchased software, in the amount of $2,194,000. These costs relate to software which is no longer being actively marketed by the Company.

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

Reclassifications: Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB has since delayed the effective date until years beginning after June 15, 2000, with the issuance of Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective October 1, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on earnings or the financial position of the Company.

NOTE B--NOTE PAYABLE

The Company has a $6,000,000 line of credit with a local bank which allows the Company to borrow periodically, primarily to finance hardware purchases and meet short-term borrowing needs. Interest is payable monthly at the federal funds rate plus 200 basis points, and the line is collateralized by accounts receivable, inventory, and equipment. The terms of the loan agreement require, among other things that the Company maintain certain working capital and net worth amounts and meet certain financial ratios. There were no outstanding borrowings during 1999 and 1998. The line is scheduled for renewal in January 2000.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE C--LEASES AND COMMITMENTS

The Company leases equipment and office space under various operating leases. The Company has two minimum monthly purchase commitments for telecommunication services at September 30, 1999. The following summarizes the operating leases and purchase commitments for telecommunication services (in thousands):

                                    Operating               Telecommunication
                                     Leases                      Services
                                    ---------               -----------------
       2000                         $  202                       $  780
       2001                            137                          720
       2002                             59                          600
       2003                             26                            -
       2004                              1                            -
                                    ------                       ------
                                    $  425                       $2,100
                                    ======                       ======

Rental expense on operating leases for the years ended September 30, 1999, 1998, and 1997 was $234,000, $238,000 and $270,000, respectively.

NOTE D--BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering full-time employees in the United States who have at least one month of service and are 21 years of age or older. An employee can defer up to 15% of covered compensation under the plan. The plan provides for a maximum annual Company match of $2,000 plus discretionary Company profit sharing contributions.
In April 1994, the Company included the Company's common stock as an investment election under the plan and at that time reserved 100,000 shares of common stock for future issuance under the plan. The Company also sponsors a group retirement plan covering Canadian employees who have at least six months of service. Under the group retirement plan, the Company annually matches employee contributions up to $2,000 per participant. Contributions made by the Company to these plans for the years ended September 30, 1999, 1998, and 1997 were $215,000, $250,000 and $202,000, respectively.

The Company sponsors a stock purchase plan covering directors, officers, and substantially all employees. Under the plan, each participant can contribute up to 10% of his or her salary per relevant pay period or, in the case of a non employee director, the greater of 10% of such director's monthly fees or $50 per month, to purchase Company common stock. The Company will match up to 15% of participants' contributions. The plan can be terminated at any time by the Board of Directors. The Company reserved 100,000 shares of common stock for future issuance under the plan. The Company made contributions under the stock purchase plan of $16,000, $15,000, and $14,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES

The components of income before income taxes were as follows (in thousands):

                                     Year ended September 30
                                 -------------------------------
                                  1999        1998         1997
                                 ------      ------       ------
Domestic                         $3,080      $4,603       $5,086
Foreign                             335         880        1,572
                                 ------      ------       ------
                                 $3,415      $5,483       $6,658
                                 ======      ======       ======

The components of income tax expense were as follows (in thousands):

                                     Year ended September 30
                                 --------------------------------
                                  1999         1998         1997
                                 ------       ------       ------
Current:
  Federal                        $  635       $  676       $  903
  Foreign                           125          464          271
  State                             150           80          105
                                 ------       ------       ------
                                    910        1,220        1,279
Deferred expense                    172          563          885
                                 ------       ------       ------
                                 $1,082       $1,783       $2,164
                                 ======       ======       ======

The difference between the effective income tax rate and the U.S. federal income tax rate is explained as follows (in thousands):

                                       Year ended September 30
                                  ---------------------------------
                                   1999         1998         1997
                                  -----        -------      -------
Tax expense at U.S.
  statutory tax rate              $1,161       $ 1,864      $ 2,260
State taxes,
  net of federal benefit             110           167          200
Effect of foreign subsidiaries       (23)           93         (186)
Research and development credits    (175)         (378)        (161)
Other items                            9            37           51
                                  ------       -------      -------
                                  $1,082       $ 1,783      $ 2,164
                                  ======       =======      =======

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E--INCOME TAXES (Continued)

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities are summarized as follows (in thousands):

                                        September 30
                                       --------------
                                       1999      1998
                                       ----      ----
Current deferred income taxes:
  Loss carryforwards                 $   356    $   662
  Allowance for doubtful accounts         23         31
  Vacation accrual                        70         70
  Customer deposits                      167        232
  Prepaids                              (211)      (214)
  Other                                  163        142
                                     -------    -------
                                         568        923
  Less valuation allowance              (356)      (662)
                                     -------    -------
                                     $   212    $   261
                                     =======    =======

Non current deferred income taxes:
  Deferred software                  $(1,958)   $(1,650)
  Property and equipment                (218)      (345)
  Other                                   34        (24)
                                     -------    -------
                                     $(2,142)   $(2,019)
                                     =======    =======

Income tax payments for the years ended September 30, 1999, 1998, and 1997 were $998,000, $1,290,000 and $3,200,000, respectively.

The Company has a federal loss carryforward of $464,000 at September 30, 1999, that expires in the years 2004 through 2009. This loss carryforward resulted from the Company's 1994 acquisition of Multicore, a U.S. subsidiary of MultiLIS. The use of the loss carryforward by the Company is limited to an annual amount determined under the Internal Revenue Code. In addition, the Company's French subsidiary has loss carryforwards at September 30, 1999 of approximately $479,000. The loss carryforwards for the French subsidiary expire in 2000 through 2002. A valuation allowance has been established to offset the deferred tax asset related to loss carryforwards.

Undistributed earnings of certain subsidiaries outside the United States are considered to be permanently reinvested. Accordingly, no provision for United States income taxes was made for undistributed earnings of such subsidiaries, which aggregated $1,492,000 as of September 30, 1999.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE F--GEOGRAPHIC SEGMENT DATA

Substantially all of the Company's assets, revenue, and operating results are employed in or derived from the sale of application software and turnkey systems to libraries.

Financial information, summarized by geographic area, is as follows (in thousands):

Year ended September 30, 1999

                  United
                  States    Canada   Australia   Asia    France  Consolidated
              ----------- ---------- --------- -------- -------- ------------
Revenues         $26,589     $1,928    $ 696     $136     $  645      $29,994
                 =======     ======    =====     ====     ======      =======
Long-lived
  assets         $11,582     $  238    $   9     $  5     $   14      $11,848
                 =======     ======    =====     ====       ====      =======

Year ended September 30, 1998

                  United
                  States    Canada   Australia   Asia    France  Consolidated
              ----------- ---------- --------- -------- -------- ------------
Revenues         $28,825     $2,322    $ 586     $135     $  677      $32,545
                 =======     ======    =====     ====     ======      =======
Long-lived
  assets         $11,121     $  407    $  15     $  8     $   20      $11,571
                 =======     ======    =====     ====     ======      =======

Year ended September 30, 1997

                  United
                  States    Canada   Australia   Asia    France  Consolidated
              ----------- ---------- --------- -------- -------- ------------
Revenues         $31,553     $2,584    $ 312     $377     $  543      $35,369
                 =======     ======    =====     ====     ======      =======
Long-lived
  assets         $ 9,904     $  639    $  61     $  9     $   16      $10,629
                 =======     ======    =====     ====     ======      =======

Revenues and long-lived assets in the preceding table are attributable to the country or territory in which the Company's subsidiaries are located. Included in U.S. revenues, export sales to Canada from the U.S. were $1,621,000, $1,596,000 and $1,708,000 for the years ended September 30, 1999, 1998, and
1997, respectively. Export sales to Singapore from the United States were $851,000, $77,000 and $45,000 in fiscal 1999, 1998 and 1997, respectively. The transfers between geographic areas are priced consistent with pricing to nonaffiliated entities.

Most services of the Company are provided on an integrated worldwide basis. Because of the integration of U.S. and non-U.S. services, it is not practical to separate precisely the U.S.-oriented services from services resulting from operations outside the United States and performed for customers outside the U.S. Accordingly, the separation set forth in the above table is based upon internal allocations, which involve certain management judgments.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE G--RELATED PARTY TRANSACTIONS

The Company incurred consulting and legal expenses to entities related to shareholders and directors of the Company for the years ended September 30, 1999, 1998, and 1997 of $103,000, $19,000 and $31,000, respectively. The Company incurred communication rental expense, paid to a company that is owned by the president of the Company, totaling $20,000 for each of the years ended September 30, 1999, 1998, and 1997.

NOTE H--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                             1999        1998        1997
                                             ----        ----        ----
Numerator:
 Numerator for basic and diluted
  earnings per share - net income         $2,333,000  $3,700,000  $4,494,000
                                          ==========  ==========  ==========
Denominator:
 Denominator for basic earnings
  per share-weighted average shares        5,211,000   5,471,000   5,532,000

  Effective of dilutive securities
   Stock options                               9,000      33,000      35,000
                                          ----------  ----------  ----------
 Denominator for diluted earnings
  per share-adjusted weighted average
  shares and assumed conversions           5,220,000   5,504,000   5,567,000
                                          ==========  ==========  ==========

 Basic earnings per share                       $.45        $.68        $.81
                                          ==========  ==========  ==========
 Diluted earnings per share                     $.45        $.67        $.81
                                          ==========  ==========  ==========

NOTE I--STOCK OPTION PLANS

The Company maintains two stock option plans which provide for the issuance of stock to certain key employees and directors of the Company. The option price under the plans equals the fair market value of the common stock at the date of grant. In 1997 and 1996, an additional 100,000 and 225,000 shares were authorized by the shareholders under the plans, respectively. Options granted in 1999 and 1998 will be fully vested in 2001 and 2000, respectively.

The following table summarizes the status of the two plans.

                                                   at September 30,
                                                   1999        1998
                                                 -------      -------
Authorized shares to be granted                  550,000      550,000
                                                 =======      =======

Available shares to be granted                   257,825      303,825
                                                 =======      =======


DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE I-- STOCK OPTION PLANS (Continued)

Options granted, exercised, and canceled:

              Year ended            Year ended               Year ended
          September 30, 1999     September 30, 1998      September 30, 1997
       ----------------------- ----------------------- -----------------------
Price
per            Exer-                   Exer-                   Exer-
share  Granted cised  Canceled Granted cised  Canceled Granted cised  Canceled
------ ------- ------ -------- ------- ------ -------- ------- ------ --------
$4.67       -       -        -       -      -        -       - 11,250        -
 6.50       -  19,799        -       -  3,500        -       -  6,200      700
 6.83       -       -        -       -      -        -       -  9,000        -
 8.50       -       -        -       - 15,000        -       -      -        -
 9.33       -   1,500        -       -  2,250    1,500       -      -    4,500
12.313 82,500       -   15,000       -      -        -       -      -        -
12.625      -       -   20,000  97,500      -    7,500       -      -        -
13.50       -       -        -   2,500      -        -       -      -        -
13.625      -       -    1,500       -      -    2,250  32,750      -    6,250
       ------  ------   ------ ------- ------   ------  ------ ------   ------
       82,500  21,299   36,500 100,000 20,750   11,250  32,750 26,450   11,450
       ======  ======   ====== ======= ======   ======  ====== ======   ======

Options outstanding and exercisable:

                                 September 30, 1999       September 30, 1998
                              ------------------------  ----------------------
Price       Expiration
per Share     Date            Outstanding Exercisable  Outstanding Exercisable
---------  ------------       ----------- ------------  ----------- ----------
   6.50     6/23/1999                   -           -       4,799       4,799
   6.50    11/17/1999               1,200       1,200       1,200       1,200
   6.50    11/17/1998                   -           -      15,000      15,000
   9.33    11/16/2000               3,375       3,375       4,875       4,875
   9.33    11/16/1999              15,000      15,000      15,000      15,000
  12.313     1/1/2004              52,500           -           -           -
  12.313   11/12/2002              15,000      15,000           -           -
  12.625   11/13/2001              15,000      15,000      15,000      15,000
  12.625     1/1/2003              50,000           -      55,000           -
  12.625     1/1/2000               5,000       5,000      20,000           -
  13.50      1/1/2003               2,500           -       2,500           -
  13.625   11/21/2001               7,750       7,750       9,250           -
  13.625   11/21/2000              15,000      15,000      15,000      15,000
                                  -------      ------     -------      ------
                                  182,325      77,325     157,624      70,874
                                  =======      ======     =======      ======

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE I--STOCK OPTION PLANS (Continued)

If the Company had elected to recognize compensation costs for stock-based compensation plans based on the fair value at grant dates of awards under those plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts indicated below:

                                Year ended        Year ended         Year ended
                               September 30,     September 30,     September 30,
                                   1999              1998              1997
                               ------------      -------------     -------------
Net income       As reported     $2,333,000      $3,700,000        $4,494,000
                 Pro forma        2,048,000       3,485,000         4,419,000

Basic earnings per share               $.45            $.68              $.81
                                       ====            ====              ====
Diluted earnings per share             $.45            $.67              $.81
                                       ====            ====              ====

Pro forma basic earnings per share     $.39            $.64              $.80
                                       ====            ====              ====
Pro forma diluted earnings per share   $.39            $.63              $.79
                                       ====            ====              ====

The fair value of the stock options used to compute pro forma income and earnings per share disclosures is the value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

                                         1999            1998           1997
                                        ------          ------           ----
Expected dividend yield                  0.01%           0.01%          0.01%
Expected volatility                     35.60%           34.20%         37.30%
Expected holding period in years        3 to 4           2 to 4         3 to 4
Risk-free interest rate                  4.69%            6.50%          6.50%
Weighted average value of
  options granted during the year       $4.15            $4.20          $3.98

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for 1999 and 1998 were as follows (in thousands, except per share data):

                                          Quarter ended
                        --------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1999          1999       1999         1998
                          -------        ------    -------       ------
Revenues                   $8,960        $7,656     $6,991       $6,387
Income from operations      1,601           897        162          (79)
Net income                  1,261           736        211          125

Basic earnings
  per share                  $.25          $.14       $.04         $.02

Diluted earnings
  per share                  $.25          $.14       $.04         $.02

                                          Quarter ended
                        --------------------------------------------------
                        September 30,   June 30,  March 31,   December 31,
                            1998          1998       1998         1997
                          -------        ------    -------       ------
Revenues                   $8,442        $8,311     $8,339       $7,453
Income from operations      1,950         1,239        689          596
Net income                  1,651           973        584          492

Basic earnings
  per share                  $.31          $.18       $.11         $.09

Diluted earnings
  per share                  $.30          $.18       $.11         $.08


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.



                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information contained under the caption "INFORMATION ABOUT THE NOMINEE AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2000 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under the caption "EXECUTIVE COMPENSATION" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2000 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under the captions "VOTING SECURITIES, VOTING RIGHTS AND PRINCIPAL SECURITY HOLDERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2000 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the caption "TRANSACTIONS WITH ISSUER AND OTHERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2000 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                      PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.)    1. Financial Statements
        The following consolidated financial statements of Data Research Associates, Inc. and its subsidiaries are included in Item 8.

        Report of Independent Auditors
        Consolidated Balance Sheets as of September 30,
           1999 and 1998
        Consolidated Statements of Income for the years ended
           September 30, 1999, 1998, and 1997
        Consolidated Statements of Shareholders' Equity for the
           years ended September 30, 1999, 1998, and 1997
        Consolidated Statements of Cash Flows for the years ended
           September 30, 1999, 1998, and 1997
        Notes to Consolidated Financial Statements

(a.) 2. Financial Statement Schedule

  The following consolidated financial statement schedule is included in this report in accordance with Item 8 and paragraph (d) of Item 14:

 Schedule II - Valuation and Qualifying Accounts


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

(b)  Reports on 8-K

  No reports on Form 8-K were filed during the Registrant's fiscal year ended September 30, 1999.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Years ended September 30, 1999, 1998, and 1997

Col. A                               Col. B            Col.C                Col. D      Col. E
----------                         ----------  ----------------------     -----------   ---------
                                                     Additions
                                               ----------------------
                                               Charged      Charged
                                   Balance at  to Costs     to Other                    Balance
                                   Beginning   and          Accounts-     Deductions-   at end of
Description                        of Period   Expenses     Describe      Describe      Period
----------------------             ----------  ---------    ---------     -----------   ---------
1999
----
Reserves and allowances
deducted from asset accounts:
  Allowance for uncollectible
    accounts                     $  101,000   $       --  $  145,000(1)    $   34,000(2)    $  212,000
  Accumulated amortization
    of deferred software
    costs                         1,711,000    1,019,000          --        1,594,000(3)     1,136,000
  Accumulated amortization
    of purchased software
    costs                         4,221,000      523,000          --        2,194,000(3)     2,550,000
  Valuation Allowance for
    deferred tax assets             662,000           --          --          306,000(4)       356,000
1998
----
Reserves and allowances
deducted from asset accounts:
  Allowance for uncollectible
    accounts                     $  119,000   $       --    $     --       $   18,000(5)    $  101,000
  Accumulated amortization
    of deferred software
    costs                         1,360,000      351,000          --               --        1,711,000
  Accumulated amortization
    of purchased software
    costs                         3,685,000      536,000          --               --        4,221,000
  Valuation Allowance for
    deferred tax assets             695,000           --          --           33,000(4)       662,000

1997
----
Reserves and allowances
deducted from asset accounts:
  Allowance for uncollectible
    accounts                     $  269,000   $       --    $     --       $  150,000(5)    $  119,000
  Accumulated amortization
    of deferred software
    costs                         1,056,628      303,372          --               --        1,360,000
  Accumulated amortization
    of purchased software
    costs                         2,743,629      941,371          --               --        3,685,000
  Valuation Allowance for
    deferred tax assets             905,000           --          --          210,000(4)       695,000
---------------

(1)  Reserve amount for sales returns and allowances.
(2)  Actual write-off of bad debt.
(3)  Write-off of fully amortized software and intangibles.
(4)  Utilization of foreign net operating loss carryforwards.
(5)  Collected amounts previously reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on December 15, 1999.

DATA RESEARCH ASSOCIATES, INC.

 /s/Michael J. Mellinger
-----------------------------------
    Michael J. Mellinger, President
     and Chief Executive Officer

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

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacity and on the date indicated.

          Name                        Title                      Date
/s/ Michael J. Mellinger       Director, President,            12/15/99
------------------------     ----------------------------      --------
    Michael J. Mellinger      and Chief Executive Officer
                             (Principal Executive Officer
/s/ Katharine W. Biggs               Vice-President and        12/15/99
------------------------     ----------------------------      --------
    Katharine W. Biggs         Chief Financial Officer
                              (Principal Financial and
                               Accounting Officer)

/s/ F. Gilbert Bickel III             Director                 12/15/99
------------------------     ----------------------------      --------
    F. Gilbert Bickel III

/s/ Carole Cotton                     Director                 12/15/99
------------------------     ----------------------------      --------
    Carole Cotton

 /s/ Donald P. Gallop                 Director                 12/15/99
 -----------------------     ----------------------------      --------
    Donald P. Gallop

/s/ Marilyn Gell Mason                Director                 12/15/99
------------------------   ---------------------------         --------
    Marilyn Gell Mason

/s/ Howard L. Wood                    Director                 12/15/99
------------------------     ----------------------------      --------
    Howard L. Wood

EXHIBIT INDEX
Exhibit Number                     Description


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

10.7 Data Research Associates, Inc. Cafeteria Plan as restated, incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

Exhibit
Number    Description

21        Subsidiaries of the Registrant.

23        Consent of  Ernst & Young LLP, independent auditors.

23.1      Consent of Price Waterhouse, independent auditors.

24        Power of Attorney (set forth on signature page).

27        Financial Data Schedule

99.1      Cautionary Statements--Additional Important Factors
            To Be Considered

99.2      Report of Price Waterhouse, independent auditors.