Form 10-Q
period 1999-12-31
DATA RESEARCH ASSOCIATES INC
filed 2000-02-11
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1999
                                   -------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------------------------

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
                            APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 15, 2000, there were 4,836,346 shares of the registrant's common stock outstanding.

                                      INDEX

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -December 31, 1999
                                            and September 30, 1999

         Consolidated statements of income -Three months ended December 31,
                                            1999 and 1998

         Consolidated statements of cash flows -Three months ended December 31,
                                                1999 and 1998


         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                     December 31,  September 30,
                                                         1999          1999
                                                      (Unaudited)
                                                     ------------   -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $16,749       $17,022
  Accounts receivable less allowances
    of $171 at December 31, 1999
    and $212 at September 30, 1999:
      Billed                                                5,707         6,080
      Unbilled                                              1,632         1,919
                                                           ------        ------
                                                            7,339         7,999
  Inventories                                                  87            67
  Prepaid expenses                                          1,228           680
  Deferred income taxes                                       214           212
  Other current assets                                        213           274
                                                           ------        ------
        TOTAL CURRENT ASSETS                               25,830        26,254
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Buildings and improvements                                2,720         2,720
  Data processing equipment                                 7,428         7,298
  Furniture, fixtures, and other                            4,426         4,384
                                                           ------        ------
                                                           15,078        14,906
  Less accumulated depreciation                             9,168         8,678
                                                           ------        ------
                                                            5,910         6,228
NOTE RECEIVABLE                                                 -             3
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,455 at December 31, 1999
  and $1,136 at September 30, 1999)                         5,300         5,181
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,587 at December 31, 1999
  and $2,550 at September 30, 1999)                           410           436
                                                           ------        ------
                                                          $37,450       $38,102
                                                           ======        ======

(In thousands, except per share data)


                                                     December 31,  September 30,
                                                         1999           1999
                                                      (Unaudited)
                                                     ------------   -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $   807       $   758
  Employee compensation                                       365           415
  Deferred revenue                                          4,248         4,439
  Customer deposits                                         1,581         1,201
  Other accrued liabilities                                   267           442
  Income taxes payable                                         10             -
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           7,278         7,255
DEFERRED INCOME TAXES                                       2,142         2,142
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued                   -             -
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    December 31, 1999 and September 30, 1999                   56            56
  Additional paid-in capital                                5,586         5,606
  Accumulated other comprehensive loss                       (141)         (162)
  Retained earnings                                        30,784        30,577
                                                           ------        ------
                                                           36,285        36,077
  Less cost of treasury stock, 716 shares
    at December 31, 1999, and 621 shares
    at September 30, 1999                                   8,255         7,372
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         28,030        28,705
                                                           ------        ------
                                                          $37,450       $38,102
                                                           ======        ======
























See notes to unaudited consolidated financial statements.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands, except share data)


                                                  Three months ended
                                                     December 31,
                                                    1999      1998
                                                   ------    ------
REVENUES
  Hardware                                        $   508   $   474
  Software                                            746     1,214
  Service and other                                 5,199     4,699
                                                   ------    ------
                                                    6,453     6,387
EXPENSES
  Cost of revenues
    Hardware                                          345       338
    Software                                          258       376
    Service and other                               1,418     1,295
                                                   ------    ------
                                                    2,021     2,009

  Salaries and employee benefits                    2,708     2,442
  General and administrative expenses               1,252     1,548
  Depreciation and amortization                       490       467
                                                   ------    ------
                                                    6,471     6,466

    LOSS FROM OPERATIONS                              (18)      (79)

OTHER INCOME                                          320       264
                                                   ------    ------
     Income before income taxes                       302       185

PROVISION FOR INCOME TAXES                             96        60
                                                   ------    ------
    NET INCOME                                    $   206   $   125
                                                   ======    ======

Basic and Diluted earnings per share                 $.04      $.02
                                                    =====     =====
Dividends per share                                  $  -      $  -
                                                    =====     =====
















See notes to unaudited consolidated financial statements.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (In thousands)

                                                            Three months ended
                                                                December 31,
                                                               1999     1998
                                                             -------  -------
OPERATING ACTIVITIES
  Net income                                                $   206  $   125
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                             835      885
      Provision for deferred income taxes                         -      (22)
      Loss on disposal of property and equipment                  -        5
      Changes in operating assets
        and liabilities:
          Accounts receivable                                   671    2,150
          Inventories                                           (20)       2
          Prepaid expenses and
            other current assets                               (539)    (302)
          Accounts payable and
            other current liabilities                            80     (225)
          Note receivable                                         3       10
                                                             -------  -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                          1,236    2,628
                                                             -------  -------

INVESTING ACTIVITIES
  Purchase of property and equipment                           (169)    (876)
  Deferred software cost                                       (439)    (386)
  Purchase of short-term investments                              -   (9,961)
  Proceeds from sale of short-term investments                    -    4,918
                                                             -------  -------
            NET CASH USED BY
              INVESTING ACTIVITIES                             (608)  (6,305)
                                                             -------  -------

FINANCING ACTIVITIES
  Proceeds from options exercised                                31      141
  Purchase of treasury shares                                  (934)    (430)
                                                             -------  -------
            NET CASH USED BY
              FINANCING ACTIVITIES                             (903)    (289)
                                                             -------  -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                           2        3
                                                             -------  -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (273)  (3,963)
                                                             -------  -------
            CASH AND CASH EQUIVALENTS
              AT BEGINNING OF PERIOD                         17,022    8,710
                                                             -------  -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                              $16,749  $ 4,747
                                                            ======== ========


See notes to unaudited consolidated financial statements.

                       DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     DECEMBER 31, 1999
                            (In thousands, except per share data)

Note 1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1999, contained in the Company's annual report for the year ended September 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market. The Company had only finished goods in inventory at December 31, 1999 and September 30, 1999.

Note 3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:



                                           Three Months
                                              Ended
                                           December 31,
                                        -----------------
                                         1999       1998
                                        -----------------

Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $ 206       $ 125
                                        =====      ======
Denominator:
  Basic earnings per share-
  Weighted-average shares               4,868       5,368

  Effect of dilutive securities:
    Stock options                           3          14
                                        -----       -----
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           4,871       5,382
                                        =====       =====
Basic earnings per share                 $.04        $.02
                                        =====       =====
Diluted earnings per share               $.04        $.02
                                        =====       =====

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Comprehensive Income


The components of comprehensive income, net of related tax, for the three month period ended December 31, 1999 and 1998 are as follows:



                                             Three Months
                                                Ended
                                             December 31,
                                           ---------------
                                            1999     1998
                                           ---------------
Net income                                  $206     $125
Foreign currency translation adjustment       21        8
                                           ---------------
Comprehensive income                        $227     $133
                                           ===============

The components of accumulated other comprehensive income, net of related tax, at December 31, 1999 and September 30, 1999, are as follows:


                                              December 31, 1999    Sept 30, 1999
                                              ----------------------------------
Foreign currency translation adjustment                 $(141)           $(162)
                                                   -----------------------------
Accumulated other comprehensive income                  $(141)           $(162)
                                                   =============================

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company's revenue recognition policy is discussed in Note A to the 1999 consolidated financial statements in the Company's form 10-K for the year ended September 30, 1999. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred until such costs qualify as deferred software costs which are amortized over the estimated useful life of the product. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and services than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Company's revenues will be increasingly dependent on sales of its next-generation system, Taos, which is based on object-oriented client/server design. Certain modules of Taos went into general release during the fourth quarter of fiscal 1999 and are currently in use at customer sites. The Company expects to release two additional modules during fiscal year 2000. The timing of the completion of these additional modules may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. See Exhibit 99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 1999.

Year 2000 Readiness Disclosure

     The arrival of the year 2000 posed certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "98" for "1998"). The risks to the Company and the Company's Y2K action plan and related mitigation efforts have been described in the Company's most recent annual report on Form 10-K for the year ended September 30, 1999. The Company completed its Y2K action plan prior to the arrival of the Year 2000. Specifically, prior to December 31, 1999, the Company had reviewed all of its proprietary software products and believed that all of such software products were capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that were also capable of accurately processing such data. Also, by December 31, 1999, the Company had identified, evaluated, tested and validated the ability to process such data by the computer systems, applications and business processes used by the Company to operate its business. The Company did not experience, and through January of 2000 has not experienced, any material problems related to the processing of date data related to the change from 1999 to 2000 in its own proprietary software or any other software or systems that the Company uses. The Company's total costs related to the Y2K issue will be approximately $25,000, of which $10,000 were external expenses.

Based on the lack of problems experienced by the Company in connection with the arrival of the Year 2000, the Company currently does not expect any significant disruptions in the future as a result of Y2K or the fact that 2000 is a leap year. However, because the Company's continued Y2K compliance in calendar 2000 is in part dependent on the continued Y2K compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Y2K issues or that key third parties will not experience Y2K compliance failures as calendar 2000 progresses. The Company's oversight committee will continue to monitor the Company's own systems and the preparedness of third parties throughout calendar 2000.

Forward Looking Statements

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the disclosures in
Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered," in the Company's Form 10-K for the year ended September 30, 1999.

Results of Operations

Three Months Ended December 31, 1999 compared to Three Months Ended December 31, 1998

     Hardware revenues were $.5 million for the three months ended December 31, 1999, remaining consistent with the three months ended December 31, 1998. One large shipment to an existing customer and one large installation at a new site allowed for the consistency with the three months ended December 31, 1998, which had several smaller shipments to existing customers. The gross margin percentage on hardware was 32% in the three months ended December 31, 1999 and 29% in the three months ended December 31, 1998. The mix of the types of hardware systems sold was the major contributor to the margin increase.

     Software license revenues decreased $.5 million, or 39%, to $.7 million in the three months ended December 31, 1999, from $1.2 million for the three months ended December 31, 1998. The decrease is due primarily to one sale of $.3 million to a single customer in the three months ended December 31, 1998, coupled with several smaller sales to existing customers. There was one Taos installation, with revenue of $.2 million, in the three months ended December 31, 1999, with minimal sales to existing customers. The gross margin percentage on software was 65% in the three months ended December 31,1999, and 69% in the three months ended December 31, 1998. The decrease in margin is primarily attributed to the reduced revenue in the three months ended December 31, 1999, which was less able to support the straight line amortization of the software development costs.

     Service and other revenues increased $.5 million, or 11%, to $5.2 million in the three months ended December 31, 1999, from $4.7 million in the three months ended December 31, 1998. The continued increase in software maintenance revenue was coupled with multiple installation and conversion projects finalized in the three months ended December 31, 1999. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. Additionally, the Company's internet business continued to grow in the three months ended December 31, 1999 over the three months ended December 31, 1998. The gross margin percentage on service and other revenues was 73% in the three months ended December 31, 1999, and 72% in the three months ended December 31, 1998.

     Salaries and employee benefits increased $.3 million, or 11%, to $2.7 million in the three months ended December 31, 1999, from $2.4 million in the three months ended December 31, 1998. This increase is primarily attributable to additional salaries due to the hiring of added staff, coupled with annual salary increases.

     General and administrative expenses decreased $.3 million, or 19%, to $1.3 million in the three months ended December 31, 1999, from $1.6 million in the three months ended December 31, 1998. This decrease is primarily attributable to a reduction in software development consulting expenses for DRA Classic software.

     Loss from operations represents near break even operations for the three months ended December 31, 1999 from ($.1) million in the three months ended December 31, 1998. The improvement is primarily attributable to the increase in overall revenues offset by a decline in software revenue in the three months ended December 31, 1999, from the three months ended December 31, 1998.

     The Company's consolidated effective tax rate was 32% for the three month period ended December 31, 1999, and for the three month period ended December 31, 1998.

Liquidity and Capital Resources

     The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At December 31, 1999, the Company's working capital was $18.6 million and its ratio of current assets to current liabilities was 3.5 to 1, as compared to working capital of $19.0 million and a ratio of current assets to current liabilities of 3.6 to 1 at September 30, 1999.

     Net cash provided by operating activities was $1.2 million for the three months ended December 31, 1999, compared to $2.6 million for the three months ended December 31, 1998. The decrease in net cash provided by operations was due primarily to decreased cash receipts in the three months ended December 31, 1999. In the three months ended December 31, 1998, $1.2 million was received from one customer.

     Net cash used by investing activities was $.6 million for the three months ended December 31, 1999, compared to net cash used of $6.3 million for the three months ended December 31, 1998. The decrease in net cash used by investing activities is primarily due to the Company's need to maintain cash with enough liquidity to fund its repurchase of treasury stock, during the three months ended December 31, 1999. This has been done by primarily investing in instruments with a maturity of 90 days or less. For the three months ended December 31, 1998, the Company purchased investments of $10 million with maturity exceeding 90 days, and were therefore classified as short-term investments.

     Net cash used by financing activities was $.9 million for the three months ended December 31, 1999, compared to $.3 million for the three months ended December 31, 1998. Purchases of treasury stock in the amount of $.9 million for the three months ended December 31, 1999, compared to $.4 million for the three months ended December 31, 1998 accounted for the increase in cash used.

     In January 2000, the Company renewed its $6.0 million line of credit, which matures in January 2001 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. There have been no borrowings against the Company's line of credit since May 1991.

     Management believes that, with the current cash position of $16.7 million, accounts receivable of $7.3 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $7.3 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of approximately $2.1 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 5. Other Information.

The Company has released version 1.0 of some modules of its next generation system, Taos, and is completing the developmental stage of other modules. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos once it is completed. Those contracts include terms that are modified from time-to-time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. The Company has experienced some delays with certain contractual installation schedules, which has resulted in the modification of certain of these schedules and the termination of certain contracts. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in the final release of Taos, necessitating amendment of various contracts with respect to the installation dates. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff. For additional risk factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered" in the Company's Form 10-K for the year ended September 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27 Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the three months ended December 31, 1999.

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



February 11, 2000                           /s/Michael J. Mellinger
----------------                            ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

February 11, 2000                           /s/Katharine W. Biggs
----------------                            ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

EXHIBIT INDEX

27  Financial Data Schedule