Form 10-Q
period 2000-03-31
DATA RESEARCH ASSOCIATES INC
filed 2000-05-08
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000
                                   -------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 14, 2000, there were 4,665,773 shares of the registrant's common stock outstanding.

                                      INDEX

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -March 31, 2000
                                            and September 30, 1999

         Consolidated statements of income -Three months ended March 31,
                                            2000 and 1999
                                           -Six months ended March 31,
                                            2000 and 1999

         Consolidated statements of cash flows -Six months ended March 31,
                                                2000 and 1999


         Notes to the unaudited consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Qualitative and Quantitative Disclosures About Market Risk


PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)

                                                       March 31,   September 30,
                                                         2000         1999
                                                      (Unaudited)
                                                      -----------  -------------
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $15,904       $17,022
  Accounts receivable less allowances
    of $174 at March 31, 2000
    and $212 at September 30, 1999:
      Billed                                                4,711         6,080
      Unbilled                                              1,177         1,919
                                                           ------        ------
                                                            5,888         7,999
  Inventories                                                 105            67
  Prepaid expenses                                          1,227           680
  Deferred income taxes                                       213           212
  Other current assets                                        232           274
                                                           ------        ------
        TOTAL CURRENT ASSETS                               23,569        26,254
PROPERTY AND EQUIPMENT
  Land and improvements                                       504           504
  Buildings and improvements                                2,729         2,720
  Data processing equipment                                 7,582         7,298
  Furniture, fixtures, and other                            4,446         4,384
                                                           ------        ------
                                                           15,261        14,906
  Less accumulated depreciation                             9,576         8,678
                                                           ------        ------
                                                            5,685         6,228
NOTE RECEIVABLE                                                 -             3
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $1,774 at March 31, 2000
  and $1,136 at September 30, 1999)                         5,449         5,181
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,611 at March 31, 2000
  and $2,550 at September 30, 1999)                           384           436
                                                           ------        ------
                                                          $35,087       $38,102
                                                          =======       =======

(In thousands, except per share data)

                                                       March 31,   September 30,
                                                        2000           1999
                                                      (Unaudited)
                                                      -----------  -------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $   351       $   758
  Employee compensation                                       442           415
  Deferred revenue                                          3,622         4,439
  Customer deposits                                         1,265         1,201
  Other accrued liabilities                                   681           442
  Income taxes payable                                         36             -
                                                           ------        ------
        TOTAL CURRENT LIABILITIES                           6,397         7,255
DEFERRED INCOME TAXES                                       2,142         2,142
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share--
    1,000 shares authorized, no shares issued                   -             -
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    March 31, 2000 and September 30, 1999                      56            56
  Additional paid-in capital                                5,548         5,606
  Accumulated other comprehensive loss                       (177)         (162)
  Retained earnings                                        30,512        30,577
                                                           ------        ------
                                                           35,939        36,077
  Less cost of treasury stock, 889 shares
    at March 31, 2000, and 621 shares
    at September 30, 1999                                   9,391         7,372
                                                           ------        ------
        TOTAL SHAREHOLDERS' EQUITY                         26,548        28,705
                                                           ------        ------
                                                          $35,087       $38,102
                                                          =======       =======






See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)

                                        Three months ended      Six months ended
                                              March 31,             March 31,
                                          2000      1999         2000      1999
                                         ------    ------       ------    ------
REVENUES
  Hardware                              $   435   $   448       $  943   $   922
  Software                                1,330     1,943        2,076     3,157
  Service and other                       5,205     4,600       10,404     9,299
                                         ------    ------       ------    ------
                                          6,970     6,991       13,423    13,378
EXPENSES
  Cost of revenues
    Hardware                                381       306          726       644
    Software                                264       260          522       636
    Service and other                     1,417     1,304        2,834     2,599
                                         ------    ------       ------    ------
                                          2,062     1,870        4,082     3,879

  Salaries and employee benefits          2,974     2,897        5,682     5,339
  General and administrative expenses     1,340     1,604        2,593     3,152
  Depreciation and amortization             428       458          918       925
                                         ------    ------       ------    ------
                                          6,804     6,829       13,275    13,295

    INCOME FROM OPERATIONS                  166       162          148        83

OTHER INCOME                                286       151          606       415
                                         ------    ------       ------    ------
     Income before income taxes             452       313          754       498

PROVISION FOR INCOME TAXES                  143       102          239       162
                                         ------    ------       ------    ------
    NET INCOME                          $   309   $   211      $   515   $   336
                                         ======    ======       ======    ======

Basic and Diluted earnings per share    $   .07   $   .04      $   .11   $   .06
                                         ======    ======       ======    ======
Dividends per share                     $   .12   $   .12      $   .12   $   .12
                                         ======    ======       ======    ======






See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                              Six months ended
                                                                 March 31,
                                                               2000     1999
                                                             -------   -------
OPERATING ACTIVITIES
 Net income                                                 $   515  $   336
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           1,607    1,645
      Provision for deferred income taxes                         -      (16)
      Loss on disposal of property and equipment                  -        5
      Changes in operating assets
        and liabilities:
          Accounts receivable                                 2,089    2,854
          Inventories                                           (39)      78
          Prepaid expenses and
            other current assets                               (511)    (360)
          Accounts payable and
            other current liabilities                          (805)  (1,558)
          Note receivable                                         3       20
                                                             -------  -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                          2,859    3,004
                                                             -------  -------

INVESTING ACTIVITIES
  Purchase of property and equipment                           (375)  (1,039)
  Purchased software                                              -     (513)
  Deferred software cost                                       (907)    (833)
  Purchase of short-term investments                              -  (22,828)
  Proceeds from sale of short-term investments                    -   27,338
                                                             -------  -------
            NET CASH PROVIDED BY
              (USED BY) INVESTING ACTIVITIES                 (1,282)   2,125
                                                             -------  -------

FINANCING ACTIVITIES
  Proceeds from options exercised                                64      188
  Purchase of treasury shares                                (2,141)  (1,415)
  Dividends paid                                               (581)    (644)
                                                             -------  -------
            NET CASH USED BY
              FINANCING ACTIVITIES                           (2,658)  (1,871)
                                                             -------  -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                         (37)     (14)
                                                             -------  -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,118)   3,244
                                                             -------  -------
            CASH AND CASH EQUIVALENTS
              AT BEGINNING OF PERIOD                         17,022    8,710
                                                             -------  -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                              $15,904  $11,954
                                                            ======== ========


See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                      (In thousands, except per share data)

Note 1.  Basis of Presentation
The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1999, contained in the Company's annual report for the year ended September 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market. The Company had only finished goods in inventory at March 31, 2000 and September 30, 1999.

Note 3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three Months            Six Months
                                              Ended                   Ended
                                            March 31,               March 31,
                                        -----------------      -----------------
                                         2000       1999        2000       1999
                                        -----------------      -----------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $ 309       $ 211      $ 515       $ 336
                                        =====      ======      =====      ======
Denominator:
  Basic earnings per share-
  Weighted-average shares               4,751       5,345      4,810       5,357

  Effect of dilutive securities:
    Stock options                           -          20          1          18
                                        -----       -----      -----       -----
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                           4,751       5,365      4,811       5,375
                                        =====       =====      =====       =====
Basic earnings per share                 $.07        $.04       $.11        $.06
                                        =====       =====      =====       =====
Diluted earnings per share               $.07        $.04       $.11        $.06
                                        =====       =====      =====       =====

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six month periods ended March 31, 2000 and 1999 are as follows:

                                            Three Months         Six Months
                                                Ended                Ended
                                               March 31,           March 31,
                                           ------------------------------------
                                            2000     1999        2000     1999
                                           ------------------------------------
Net income                                  $309     $211        $515      $336
Foreign currency translation adjustment      (36)      21         (15)       29
                                           ------------------------------------
Comprehensive income                        $273     $232        $500      $365
                                           ------------------------------------

The components of accumulated other comprehensive income, net of related tax, at
March 31, 2000 and September 30, 1999, are as follows:
                                                   Mar 31, 2000    Sept 30, 1999
                                                   -----------------------------
Foreign currency translation adjustment                 $(177)           $(162)
                                                   -----------------------------
Accumulated other comprehensive income                  $(177)           $(162)
                                                   -----------------------------


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

The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Company's revenues will be increasingly dependent on sales of its next-generation system, Taos, which is based on object-oriented client/server design. Certain modules of Taos went into general release during the fourth quarter of fiscal 1999 and are currently in use at customer sites. Subsequent to the end of the first quarter of fiscal 2000, one additional module went to field test and will be released this summer and a second module is expected to be released later this year. The timing of the completion of these additional modules may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. See Exhibit 99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 1999.

Year 2000 Readiness Disclosure

     The arrival of the year 2000 posed certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). The risks to the Company and the Company's Y2K action plan and related mitigation efforts have been described in the Company's most recent annual report on Form 10-K for the year ended September 30, 1999. The Company completed its Y2K action plan prior to the arrival of the Year 2000. Specifically, prior to December 31, 1999, the Company had reviewed all of its proprietary software products and believed that all of such software products were capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that were also capable of accurately processing such data. Also, by December 31, 1999, the Company had identified, evaluated, tested and validated the ability to process such data by the computer systems, applications and business processes used by the Company to operate its business. The Company did not experience, and through April of 2000 has not experienced, any material problems related to the processing of date data related to the change from 1999 to 2000 in its own proprietary software or any other software or systems that the Company uses. The Company's total costs related to the Y2K issue were approximately $25,000, of which $10,000 were external expenses.

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

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

     Hardware revenues remained consistent at $.4 million for the three months ended March 31, 2000 and for the three months ended March 31, 1999. The Company continues to have hardware revenue related to the server installation of the company's web based public access product. The gross margin percentage on hardware was 12% in the three months ended March 31, 2000 and 32% in the three months ended March 31, 1999. A one time purchase of hardware equipment with no revenue stream extending from it is the primary cause of the margin decline in the three months ended March 31, 2000, coupled with continued declining margins in the computer hardware market.

     Software license revenues decreased $.6 million, or 32%, to $1.3 million in the three months ended March 31, 2000, compared to $1.9 million in the three months ended March 31, 1999. The decrease is due primarily to one sale of $.5 million to a single customer in the three months ended March 31, 1999, with no similar sale in the three months ended March 31, 2000. The Company had one Taos installation, with revenue of $.1 million, in the three months ended March 31, 2000, with minimal sales to existing customers. The gross margin percentage on software was 80% in the three months ended March 31, 2000, and 87% in the three months ended March 31, 1999. The decrease in margin is primarily attributed to the reduced revenue in the three months ended March 31, 2000, which was less able to support the amortization of the software development costs.

     Service and other revenues increased $.6 million, or 13%, to $5.2 million in the three months ended March 31, 2000, compared to $4.6 million in the three months ended March 31, 1999. The primary reason for the increase is the continued increase in software maintenance revenues, due to new customer sites moving past the applicable warranty period. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The Company also continues to expand the revenue stream generated from the Internet services business. The gross margin percentage on service and other revenues was 73% in the three months ended March 31, 2000, and 72% in the three months ended March 31, 1999.

     Salaries and employee benefits increased $.1 million, or 3%, to $3.0 million in the three months ended March 31, 2000, from $2.9 million in the three months ended March 31, 1999. This increase is primarily attributable to annual salary increases, mitigated somewhat by open positions remaining unfilled.

     General and administrative expenses decreased $.3 million, or 16%, to $1.3 million in the three months ended March 31, 2000, from $1.6 million in the three months ended March 31, 1999. This decrease is primarily attributable to a reduction in outside consulting expense, coupled with a decrease in travel expenses.

     Income from operations remained consistent at $.2 million in the three months ended March 31, 2000 and the three months ended March 31, 1999.

     The Company's consolidated effective tax rate was 32% for the three month period ended March 31, 2000, and 33% for the three month period ended March 31, 1999. The decrease is a result of a favorable mix in rates from variable state taxing authorities, as well as a reduced foreign tax effect.

Results of Operations

Six Months Ended March 31, 2000 compared to Six Months Ended March 31, 1999

     Hardware revenues remained consistent at $.9 million for the six months ended March 31, 2000 and for the six months ended March 31, 1999. The Company continues to have hardware revenue related to the server installation of the company's web based public access product. The gross margin percentage on hardware was 23% in the six months ended March 31, 2000 and 30% in the six months ended March 31, 1999. A one time purchase of hardware equipment with no revenue stream extending from it is the primary cause of the margin decline in the six months ended March 31, 2000, coupled with continued declining margins in the computer hardware market.

Software license revenues decreased $1.1 million, or 34%, to $2.1 million in the six months ended March 31, 2000, from $3.2 million in the six months ended March 31, 1999. The decrease is due primarily to one sale of $.8 million to a single customer in the six months ended March 31, 1999, with no similar sale in the six months ended March 31, 2000. The Company had two Taos installations, with revenue of $.2 million, in the six months ended March 31, 2000, with minimal sales to existing customers. The gross margin percentage on software was 75% in the six months ended March 31, 2000, and 80% in the six months ended March 31, 1999. The decrease in margin is primarily attributed to the reduced revenue in the six months ended March 31, 2000, which was less able to support the amortization of the software development costs.

     Service and other revenues increased $1.1 million, or 12%, to $10.4 million in the six months ended March 31, 2000, compared to $9.3 million in the six months ended March 31, 1999. The primary reason for the increase is the continued increase in software maintenance revenues, due to new customer sites moving past the warranty period. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The Company also continues to expand the revenue stream generated from the Internet services business. The gross margin percentage on service and other revenues was 73% in the six months ended March 31, 2000, and 72% in the six months ended March 31, 1999.

     Salaries and employee benefits increased $.4 million, or 6%, to $5.7 million in the six months ended March 31, 2000, from $5.3 million in the six months ended March 31, 1999. This increase is primarily attributable to annual salary increases.

     General and administrative expenses decreased $.6 million, or 18%, to $2.6 million in the six months ended March 31, 2000, from $3.2 million in the six months ended March 31, 1999. This decrease is primarily attributable to a reduction in outside consulting expense, coupled with a decrease in travel expenses.

     Income from operations remained consistent at $.1 million in the six months ended March 31, 2000 and the six months ended March 31, 1999.

     The Company's consolidated effective tax rate was 32% for the six month period ended March 31, 2000, and 33% for the six month period ended March 31, 1999. The decrease is a result of a favorable mix in rates from variable state taxing authorities, as well as a reduced foreign tax effect.

Liquidity and Capital Resources

     The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At March 31, 2000, the Company's working capital was $17.2 million and its ratio of current assets to current liabilities was 3.7 to 1, as compared to working capital of $19.0 million and a ratio of current assets to current liabilities of 3.6 to 1 at September 30, 1999.

     Net cash provided by operating activities was $2.9 million for the six months ended March 31, 2000, compared to $3.0 million for the six months ended March 31, 1999. The decrease in net cash provided by operations was due primarily to a decrease in cash receipts in the six months ended March 31, 2000.

     Net cash used by investing activities was $1.3 million for the six months ended March 31, 2000, compared to net cash provided of $2.1 million for the six months ended March 31, 1999. The decrease in net cash provided by investing activities is primarily due to the movement of cash from short-term investments to more liquid funds to finance the repurchase of treasury stock.

     Net cash used by financing activities was $2.7 million for the six months ended March 31, 2000, compared to $1.9 million for the six months ended March 31, 1999. Purchases of treasury stock in the amount of $2.1 million for the six months ended March 31, 2000, compared to $1.4 million for the six months ended March 31, 1999 accounted for the increase in cash used.

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

     Management believes that, with the current cash position of $15.9 million, accounts receivable of $5.9 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $6.4 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of approximately $2.1 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.


Item 3. Qualitative and Quantitative Disclosures About Market Risk

The Company's exposure to potential near-term losses in future earnings, fair value or cash flows resulting from reasonably possible changes in market rates or prices is not material.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on February 16, 2000. Of the 4,860,859 shares entitled to vote at the Annual Meeting, 4,794,476 shares were present at such meeting in person or by proxy.

(b)      Not applicable.

(c) At the Annual Meeting, the shareholders of the Company, elected Carole Cotton as Class B Director of the Company, to hold office until her successor has been duly elected and qualified, by a vote of 4,769,713 for and 24,763 withheld. Atthe Annual Meeting, the shareholders of the Company, elected Donald P. Gallop as Class B Director of the Company, to hold office until his successor has been duly elected and qualified, by a vote of 4,768,523 for and 25,953 withheld. At the Annual Meeting, the shareholders of the Company, elected Marilyn Gell Mason as Class C Director of the Company, to hold office until her successor has been duly elected and qualified, by a vote of 4,769,600 for and 24,875 withheld.

Item 5. Other Information.

The Company has released version 1.0 of some modules of its next generation system, Taos, and is completing the developmental stage of other modules. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos once it is completed. Those contracts include terms that are modified from time-to-time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. The Company has experienced some delays with certain contractual installation schedules, which has resulted in the modification of certain of these schedules and the termination of certain contracts. Subsequent to the end of the quarter, the Company received notice from one customer whose contract had been on hold that it wished to terminate the contract. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in the final release of Taos, necessitating amendment of various contracts with respect to the installation dates. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff. For additional risk factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered" in the Company's Form 10-K for the year ended September 30, 1999.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27 Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the three months ended March 31, 2000.

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



May 8, 2000                                 /s/Michael J. Mellinger
----------------                            ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

May 8, 2000                                 /s/Katharine W. Biggs
----------------                            ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

EXHIBIT INDEX

27 Financial Data Schedule