Form 10-Q
period 2000-06-30
DATA RESEARCH ASSOCIATES INC
filed 2000-08-02
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000
                                   -------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 14, 2000, there were 4,669,711 shares of the registrant's common stock outstanding.

                                     INDEX

                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -June 30, 2000
                                            and September 30, 1999

         Consolidated statements of income -Three months ended June 30,
                                            2000 and 1999
                                           -Nine months ended June 30,
                                            2000 and 1999

         Consolidated statements of cash flows -Nine months ended June 30,
                                                2000 and 1999


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


SIGNATURES

EXHIBIT INDEX

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share data)


                                                     June 30,     September 30,
                                                       2000            1999
                                                    (Unaudited)
                                                    -----------   -------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $16,707       $17,022
  Short-term investments                                   983             -
  Accounts receivable less allowances
    of $83 at June 30, 2000
    and $212 at September 30, 1999:
      Billed                                             6,736         6,080
      Unbilled                                           1,141         1,919
                                                       -------        ------
                                                         7,877         7,999
  Inventories                                              153            67
  Prepaid expenses                                         965           680
  Deferred income taxes                                    210           212
  Other current assets                                     232           274
                                                       -------        ------
        TOTAL CURRENT ASSETS                            27,127        26,254
PROPERTY AND EQUIPMENT
  Land and improvements                                    504           504
  Buildings and improvements                             2,729         2,720
  Data processing equipment                              7,683         7,298
  Furniture, fixtures, and other                         4,458         4,384
                                                       -------        ------
                                                        15,374        14,906
  Less accumulated depreciation                          9,993         8,678
                                                       -------        ------
                                                         5,381         6,228
NOTE RECEIVABLE                                              -             3
DEFERRED SOFTWARE COSTS (net of accumulated
  amortization of $2,124 at June 30, 2000
  and $1,136 at September 30, 1999)                      5,549         5,181
INTANGIBLE ASSETS (net of accumulated
  amortization of $2,620 at June 30, 2000
  and $2,550 at September 30, 1999)                        359           436
                                                       -------        ------
                                                       $38,416       $38,102
                                                       =======        ======

(In thousands, except per share data)


                                                         June 30,    September 30,
                                                          2000            1999
                                                       (Unaudited)
                                                       -----------   -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                        $   918       $   758
  Employee compensation                                       450           415
  Deferred revenue                                          5,546         4,439
  Customer deposits                                         1,731         1,201
  Other accrued liabilities                                   531           442
  Income taxes payable                                         77             -
                                                          -------       -------
        TOTAL CURRENT LIABILITIES                           9,253         7,255
DEFERRED INCOME TAXES                                       2,141         2,142
SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share
    1,000 shares authorized, no shares issued                   -             -
  Common stock, par value $.01 per share--10,000
    shares authorized, 5,557 shares issued at
    June 30, 2000 and September 30, 1999                       56            56
  Additional paid-in capital                                5,517         5,606
  Accumulated other comprehensive loss                       (219)         (162)
  Retained earnings                                        31,019        30,577
                                                          -------       -------
                                                           36,373        36,077
  Less cost of treasury stock, 887 shares
    at June 30, 2000, and 621 shares
    at September 30, 1999                                  (9,351)       (7,372)
                                                          -------       -------
        TOTAL SHAREHOLDERS' EQUITY                         27,022        28,705
                                                          -------       -------
                                                          $38,416       $38,102
                                                          =======       =======



See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)


                                        Three months ended     Nine months ended
                                             June 30,               June 30,
                                          2000      1999         2000      1999
                                         ------    ------       ------    ------
REVENUES
  Hardware                              $   578    $  900      $ 1,521   $ 1,822
  Software                                1,161     1,874        3,237     5,031
  Service and other                       5,259     4,882       15,664    14,181
                                         ------    ------      -------   -------
                                          6,998     7,656       20,422    21,034
EXPENSES
  Cost of revenues
    Hardware                                415       668        1,141     1,312
    Software                                378       474          901     1,110
    Service and other                     1,464     1,275        4,298     3,874
                                         ------    ------      -------   -------
                                          2,257     2,417        6,340     6,296

  Salaries and employee benefits          2,609     2,574        8,290     7,913
  General and administrative expenses     1,196     1,273        3,789     4,425
  Depreciation and amortization             432       495        1,350     1,420
                                         ------    ------      -------   -------
                                          6,494     6,759       19,769    20,054

    INCOME FROM OPERATIONS                  504       897          653       980

OTHER INCOME                                238       193          844       608
                                         ------    ------      -------   -------
     Income before income taxes             742     1,090        1,497     1,588

PROVISION FOR INCOME TAXES                  235       354          475       516
                                         ------    ------      -------   -------
    NET INCOME                           $  507    $  736      $ 1,022   $ 1,072
                                         ======    ======      =======   =======

Basic and Diluted earnings per share     $  .11    $  .14      $   .21   $   .20
                                         ======    ======      =======   =======
Dividends per share                      $    -    $    -      $   .12   $   .12
                                         ======    ======      =======   =======



See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                            Nine months ended
                                                                 June 30,
                                                               2000     1999
                                                             -------  -------
OPERATING ACTIVITIES
 Net income                                                 $ 1,022   $ 1,072
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                           2,416     2,543
      Provision for deferred income taxes                         -       (16)
      Loss on disposal of property and equipment                  -         7
      Changes in operating assets
        and liabilities:
          Accounts receivable                                    42     3,951
          Inventories                                           (87)     (243)
          Prepaid expenses and
            other current assets                               (251)       34
          Accounts payable and
            other current liabilities                         2,084    (1,444)
          Note receivable                                         3        30
                                                            -------   -------
            NET CASH PROVIDED BY
                OPERATING ACTIVITIES                          5,229     5,934
                                                            -------   -------

INVESTING ACTIVITIES
  Purchase of property and equipment                           (505)   (1,223)
  Purchased software                                              -      (513)
  Deferred software cost                                     (1,360)   (1,339)
  Purchase of short-term investments                           (983)  (22,828)
  Proceeds from sale of short-term investments                    -    31,321
                                                            -------   -------
            NET CASH PROVIDED BY
              (USED BY) INVESTING ACTIVITIES                 (2,848)    5,418
                                                            -------   -------

FINANCING ACTIVITIES
  Proceeds from options exercised                                88       245
  Purchase of treasury shares                                (2,155)   (3,664)
  Dividends paid                                               (581)     (644)
                                                            -------   -------
            NET CASH USED BY
              FINANCING ACTIVITIES                           (2,648)   (4,063)
                                                            -------   -------

            EFFECT OF EXCHANGE RATE CHANGES ON
              CASH AND CASH EQUIVALENTS                         (48)        9
                                                            -------   -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (315)    7,298
                                                            -------   -------
            CASH AND CASH EQUIVALENTS
              AT BEGINNING OF PERIOD                         17,022     8,710
                                                            -------   -------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                              $16,707   $16,008
                                                            =======   =======


See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                      (In thousands, except per share data)

Note 1.  Basis of Presentation
The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 1999, contained in the Company's annual report for the year ended September 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market. The Company had only finished goods in inventory at June 30, 2000 and September 30, 1999.

Note 3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:


                                           Three Months            Nine Months
                                              Ended                   Ended
                                             June 30,                June 30,
                                        -----------------      -----------------
                                         2000       1999        2000       1999
                                        -----------------      -----------------
Numerator for basic earnings
per share and diluted earnings
per share:
  Net Income                            $  507     $  736      $1,022     $1,072
                                        ======     ======      ======     ======
Denominator:
  Basic earnings per share-
  Weighted-average shares                4,667      5,114       4,763      5,276

  Effect of dilutive securities:
    Stock options                            -          2           1         12
                                        ------     ------      ------     ------
  Denominator for diluted earnings
  per share--adjusted weighted-
  average shares and assumed
  conversions                            4,667      5,116       4,764      5,288
                                        ======     ======      ======     ======
Basic earnings per share                $  .11     $  .14      $  .21     $  .20
                                        ======     ======      ======     ======
Diluted earnings per share              $  .11     $  .14      $  .21     $  .20
                                        ======     ======      ======     ======

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine month periods ended June 30, 2000 and 1999 are as follows:


                                             Three Months          Nine Months
                                                Ended                Ended
                                               June 30,             June 30,
                                           -------------------------------------
                                            2000     1999        2000      1999
                                           -------------------------------------
Net income                                  $507     $736       $1,022    $1,072
Foreign currency translation adjustment      (42)      54          (57)       83
                                           -------------------------------------
Comprehensive income                        $465     $790       $  965    $1,155
                                           -------------------------------------
                                           -------------------------------------

The components of accumulated other comprehensive income, net of related tax, at June 30, 2000 and September 30, 1999, are as follows:


                                                   Jun 30, 2000    Sept 30, 1999
                                                   -----------------------------
Foreign currency translation adjustment               $(219)           $(162)
                                                   -----------------------------
Accumulated other comprehensive income                $(219)           $(162)
                                                   -----------------------------
                                                   -----------------------------

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

The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. In the future, the Company's revenues will be increasingly dependent on sales of its next-generation system, Taos, which is based on object-oriented client/server design. Certain modules of Taos went into general release during the fourth quarter of fiscal 1999 and are currently in use at customer sites. During the second quarter, one additional module went to field test and will be released later this summer and an additional module is expected to be released in fiscal 2001. The timing of the completion of these additional modules may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. For additional factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 1999.

Year 2000 Readiness Disclosure

   The arrival of the year 2000 posed certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). The risks to the Company and the Company's Y2K action plan and related mitigation efforts have been described in the Company's most recent annual report on Form 10-K for the year ended September 30, 1999. The Company completed its Y2K action plan prior to the arrival of the Year 2000. Specifically, prior to December 31, 1999, the Company had reviewed all of its proprietary software products and believed that all of such software products were capable of accurately processing date data related to the change from 1999 to 2000, if used with third party products that were also capable of accurately processing such data. Also, by December 31, 1999, the Company had identified, evaluated, tested and validated the ability to process such data by the computer systems, applications and business processes used by the Company to operate its business. The Company did not experience, and through June of 2000 has not experienced, any material problems related to the processing of date data related to the change from 1999 to 2000 in its own proprietary software or any other software or systems that the Company uses. The Company's total costs related to the Y2K issue were approximately $25,000, of which $10,000 were external expenses.

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

Forward Looking Statements

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections, any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the disclosures in
Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered," in the Company's Form 10-K for the year ended September 30, 1999.

Results of Operations

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

  Hardware revenues decreased $.3 million, or 36%, to $.6 million in the three months ended June 30, 2000, compared to $.9 million for the three months ended June 30, 1999. A portion of the decrease results from additional revenue generated during the three months ended June 30, 1999, when the Company had a program to facilitate the migration of specific existing customers to Taos by implementing a hardware upgrade; most customers who could take advantage of the program have already done so. The decrease in revenue was partially offset by hardware shipments for two new contracts and two network upgrades during the three months ended June 30, 2000. The gross margin percentage on hardware was 28% in the three months ended June 30, 2000 and 26% in the three months ended June 30, 1999. The higher margin network hardware shipped to two network upgrade sites contributed to the slight increase in margin.

  Software revenues decreased $.7 million, or 38%, to $1.2 million in the three months ended June 30, 2000, compared to $1.9 million in the three months ended June 30, 1999. The decrease in software license revenues is due primarily to revenue in the three months ended June 30, 1999, generated by initial sales of Web2 to existing customers following the release of version 1.2. The Company had $.1 million in new contract revenues in each of the three month periods ended June 30, 1999, and 2000, and in the three months ended June 30, 2000, had revenue from several license upgrades for existing customers. The gross margin percentage on software was 67% in the three months ended June 30, 2000, and 75% in the three months ended June 30, 1999. The decrease in margin is primarily attributable to the reduced revenue in the three months ended June 30, 2000, which results in the amortization of the software development costs, which is classified as a cost of software sales, being a higher percentage of sales.

  Service and other revenues increased $.4 million, or 8%, to $5.3 million in the three months ended June 30, 2000, compared to $4.9 million in the three months ended June 30, 1999. The primary reason for the increase is the continued increase in software maintenance revenues, due to new customer sites moving past the applicable warranty period. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The Company also continues to expand the revenue stream generated from the Internet services business. The gross margin percentage on service and other revenues was 72% in the three months ended June 30, 2000, and 74% in the three months ended June 30, 1999.

  Salaries and employee benefits remained consistent at $2.6 million in the three months ended June 30, 2000 and in the three months ended June 30, 1999. Annual salary increases in the three months ended June 30, 2000, were mitigated by open positions in the same quarter.

  General and administrative expenses decreased $.1 million, or 6%, to $1.2 million in the three months ended June 30, 2000, from $1.3 million in the three months ended June 30, 1999. This decline is primarily attributable to a decrease in travel expenses.

  Income from operations decreased $.4 million, or 44%, to $.5 million in the three months ended June 30, 2000, from $.9 million in the three months ended June 30, 1999. The primary contributor to the decline is the reduction of revenue in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, with no corresponding declines in salaries and benefits and general and administrative expenses.

  The Company's consolidated effective tax rate was 32% for the three month period ended June 30, 2000, and 33% for the three month period ended June 30, 1999. The decrease is a result of a favorable mix in rates from various state taxing authorities, as well as a reduced foreign tax effect.

Results of Operations

Nine Months Ended June 30, 2000 compared to Nine Months Ended June 30, 1999

  Hardware revenues decreased $.3 million, or 17%, to $1.5 million in the nine months ended June 30, 2000, compared to $1.8 million for the nine months ended June 30, 1999. Revenue streams from two new contract sites, as well as two network upgrade sites, offset the completion of a program that was in place in the nine months ended June 30, 1999, to facilitate the migration of specific existing customers to the Taos system. The gross margin percentage on hardware was 25% in the nine months ended June 30, 2000 and 28% in the nine months ended June 30, 1999. A one time purchase of hardware equipment with no revenue stream extending from it is the primary cause of the margin decline in the nine months ended June 30, 2000.

  Software revenues decreased $1.8 million, or 36%, to $3.2 million in the nine months ended June 30, 2000, from $5.0 million in the nine months ended June 30, 1999. The decrease is due primarily to one sale of $.8 million to a single customer and to initial sales of Web2 to existing customers following the release of version 1.2 in the nine months ended June 30, 1999, with no similar sales in the nine months ended June 30, 2000. The gross margin percentage on software was 72% in the nine months ended June 30, 2000, and 78% in the nine months ended June 30, 1999. The decrease in margin is primarily attributable to the reduced revenue in the nine months ended June 30, 2000, which results in the amortization of the software development costs, which is classified as a cost of software sales, being a higher percentage of sales.

  Service and other revenues increased $1.5 million, or 10%, to $15.7 million in the nine months ended June 30, 2000, compared to $14.2 million in the nine months ended June 30, 1999. The primary reason for the increase is the continued increase in software maintenance revenues, due to new customer sites moving past the warranty period. Management expects that software maintenance revenues, a major component of service and other revenues, will continue to increase as the base of licensed software products increases. The Company also continues to expand the revenue stream generated from the Internet services business. The gross margin percentage on service and other revenues was 73% in the nine months ended June 30, 2000, and in the nine months ended June 30, 1999.

  Salaries and employee benefits increased $.4 million, or 5%, to $8.3 million in the nine months ended June 30, 2000, from $7.9 million in the nine months ended June 30, 1999. This increase is primarily attributable to annual salary increases.

  General and administrative expenses decreased $.6 million, or 14%, to $3.8 million in the nine months ended June 30, 2000, from $4.4 million in the nine months ended June 30, 1999. This decrease is primarily attributable to a reduction in outside consulting expense, coupled with a decrease in travel expenses.

  Income from operations decreased $.3 million, or 33%, to $.7 million in the nine months ended June 30, 2000, from $1.0 million in the nine months ended June 30, 1999. The primary contributor to the decline is the reduction of revenue in the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999, with no corresponding declines in salaries and benefits and general and administrative expenses.

  The Company's consolidated effective tax rate was 32% for the nine month period ended June 30, 2000 and for the nine month period ended June 30, 1999.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At June 30, 2000, the Company's working capital was $17.9 million and its ratio of current assets to current liabilities was 2.9 to 1, as compared to working capital of $19.0 million and a ratio of current assets to current liabilities of 3.6 to 1 at September 30, 1999.

  Net cash provided by operating activities was $5.2 million for the nine months ended June 30, 2000, compared to $5.9 million for the nine months ended June 30, 1999. The decrease in net cash provided by operations was due primarily to a decrease in cash receipts in the nine months ended June 30, 2000.

  Net cash used by investing activities was $2.8 million for the nine months ended June 30, 2000, compared to net cash provided of $5.4 million for the nine months ended June 30, 1999. The decrease in net cash provided by investing activities is primarily due to the movement of cash from short-term investments to more liquid funds to finance the repurchase of treasury stock, in the nine months ended June 30, 1999.

  Net cash used by financing activities was $2.6 million for the nine months ended June 30, 2000, compared to $4.1 million for the nine months ended June 30, 1999. Purchases of treasury stock in the amount of $2.2 million for the nine months ended June 30, 2000, compared to $3.7 million for the nine months ended June 30, 1999 accounted for the decrease in cash used.

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

  Management believes that, with the current cash position of $16.7 million, short-term investments of $1.0 million, accounts receivable of $7.9 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $9.3 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of approximately $2.1 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.


Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company's exposure to potential near-term losses in future earnings, fair value or cash flows resulting from reasonably possible changes in market rates or prices is not material.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II  OTHER INFORMATION

Item 5. Other Information.

The Company has released version 1.0 of some modules of its next generation system, Taos, and is completing the developmental stage of other modules. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos once it is completed. Those contracts include terms that are modified from time-to-time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. The Company has experienced some delays with certain contractual installation schedules, which has resulted in the modification of certain of these schedules and the termination of certain contracts. During the quarter, the Company received notice from one customer that it wished to terminate its contract with the Company. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in the final release of Taos, necessitating amendment of various contracts with respect to the installation dates. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff. For additional risk factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered" in the Company's Form 10-K for the year ended September 30, 1999.

Effective May 1, 2000, the Company closed its Melbourne, Australia, office and arranged for its Australian customers to be supported by an Australian distributor with which the Company has had a previous relationship with.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        No reports on Form 8-K were required to be filed during the three months ended June 30, 2000.

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



August 2, 2000                              /s/Michael J. Mellinger
----------------                            ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

August 2, 2000                              /s/Katharine W. Biggs
----------------                            ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

EXHIBIT INDEX

27  Financial Data Schedule