Form 10-K405
period 2000-09-30
DATA RESEARCH ASSOCIATES INC
filed 2000-12-15
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

    For the fiscal year ended   SEPTEMBER 30, 2000

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
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $ 10,149,788 as of November 30, 2000.

  At November 30, 2000 there were 4,671,990 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Report by reference:


  PART III: The definitive proxy statement of the registrant (to be filed pursuant to Regulation 14A for the registrant's 2001 Annual Meeting of Shareholders, which involves the election of directors and approval of the DRA 2001 Stock Option Plan, is incorporated by reference into Items 10, 11, 12 and 13 of this Report.

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

PART I.

ITEM 1. BUSINESS.

GENERAL

  Data Research Associates, Inc., a Missouri corporation, and its subsidiaries (collectively, the "Company" or "DRA") is a leading systems integrator for libraries and other information providers, offering its own proprietary information services software; third party software and hardware; Internet, World Wide Web, and other networking services; and other related support services. The Company provides a selection of automation systems: the Data Research System ("DRA Classic"), the INLEX/3000 System, the MultiLIS System and its next-generation system, Taos, which it began to distribute commercially in 1999 and which is currently operational in 19 library systems on three continents - North America, South America and Europe - and in three languages - English, Spanish and French. Each of these is a comprehensive, fully integrated package of modular software applications and is designed to allow customers to add applications without modifying their existing databases, hardware, or software. The Company also provides a wide variety of services designed to support the automation of the library. The Company's software packages are adaptable for use in academic, public, school, and special libraries ranging from single libraries to large, multi-branch systems and consortia. The Company's library customer base at November 30, 2000, is more than 800 systems serving over 2,400 individual libraries in the United States, Canada, Europe, South America, and the Pacific Rim. The Company provides Internet services to corporations and institutions outside of its traditional library market.

Recognizing a trend toward increased sharing of information resources among libraries, the Company designed and implemented data networking services in 1980. The network originally designed for our customers has grown into a robust national backbone with network access points across North America. That foresight has enabled DRA and its customers to participate in the explosive growth of the Internet as the Company was able to bring these technologies quickly to its library customers. Today DRA utilizes this network to provide a variety of internet based services.

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

INTERNATIONAL MARKETS. DRA has offices in Canada, France, and Singapore. These offices serve 6 customers in Singapore and Malaysia, 189 customers in Canada, 37 customers in France and Belgium, 2 customers in South America and 3 customers in the Caribbean. A local distributor supports 27 customers in Australia and New Zealand. See Note F to the consolidated financial statements for revenue and long-lived asset data regarding the international markets.

CURRENT CUSTOMERS. The Company's systems are installed at over 2,400 academic, public, school, and special libraries in the United States, Canada, Puerto Rico, Australia, New Zealand, Indonesia, Singapore, France, Belgium, Chile, Argentina and Malaysia. During fiscal 2000, DRA added 2 sites to its customer base. DRA is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business.

PRODUCTS

  The Company's automation systems are comprehensive, fully integrated packages of modular software applications designed for libraries of all sizes, ranging from single libraries to large, multi-branch library systems and consortia. The packages run on a variety of hardware platforms and operating systems and are marketed according to the specific needs of the customers. The packages also are designed to allow libraries to share the hardware and data while allowing an individual library to implement its own policies. Through DRA's nationwide backbone, the Company provides Tier 1 internet access to remote library indexes.

The Company's hardware, software and services systems are priced on the basis of several separate components: central site hardware (including operating systems software), applications software, peripheral equipment and conversion, documentation, training and other services. Initial system installations when customers buy hardware, software and services currently tend to range in price from less than $75,000 to more than $1 million. Software product license fees are based on the type of modules licensed, the number of users permitted, and the size of hardware on which the software is operating. The price of software-only contracts has ranged from less than $50,000 to approximately $800,000. The Company also charges a monthly software maintenance fee typically equal to between 1 and 1.5 percent of the software license fee for its products. Virtually all of DRA's customers purchase software maintenance services.

The core modules of the Taos system, Cataloguing, Circulation and Public Access are all in general release. These are the products that a customer needs to perform the basic functions required to operate a library and can be complemented by adding other modules to the basic system. Serials, the first of the add-on modules, is in general release and the second, Acquisitions, is expected to be released in fiscal 2001.

During the past year, the Company investigated a new approach to providing library automation services that is commonly referred to as the Application Service Providers (ASP) model. Under an ASP model, DRA will host the hardware, provide the software and run the library's system remotely for a fixed fee. An ASP user can reduce its technical staff and eliminate the day-to-day management of its system. This can be very attractive, especially, to organizations that do not operate their own information technology departments. The Company currently has a pilot project of its ASP offering operational and expects to begin to actively market the product during the next fiscal year.

SOFTWARE PRODUCTS

  CATALOGING AND AUTHORITY CONTROL. The entry and management of the database for information about library materials (books, films, cassettes, etc.) are handled by the bibliographic database management software. The information about each book or other material is stored in full MARC format, which is a national and international standard. The bibliographic database management software allows librarians to create, edit, read, and write bibliographic information in machine-readable form. The DRA software allows libraries to connect to national databases that share cataloging information, which reduces the cost of cataloging for any participating library. The bibliographic database management software also facilitates authority control. This feature directs the individuals searching the database to the correct term to be used when locating materials.

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

  PUBLIC ACCESS. DRA offers a wide range of products to facilitate the searching of the local library catalog and remote databases. Industry practice generally labels any product that takes the place of manual card catalogs as an On-line Public Access Catalog. For searching a library's local catalog, the Company offers various user interface options designed to accommodate differing levels of user sophistication. Among the Company's public access products is the Information Gateway module, which offers access to materials and information available outside the physical confines of the library. These features include full-text delivery for journals; access to numerous databases via either DRA Net or direct loading on the local computer; creation of and access to a database that contains detailed listings of local events, social services, and other programs; creation of and access to an index of newspapers and serials that are not indexed in commercially prepared citation indexes; and creation of and access to databases of photographs, illustrations, and diagrams using "imaging" technology for display on the computer screen. In fiscal 1994, the Company introduced a public access and research workstation product called DRA Find, the first product in an evolutionary path toward a distributed processing extension of the Company's client/server architecture. DRA Find is a Microsoft Windows-based PC software product that allows simultaneous searching of multiple databases, as well as retrieval of data in textual or multimedia formats. In fiscal 1996, the Company introduced DRA Web, a retrieval device based on the World Wide Web, and DRA Kids, a children's workstation product. On September 30, 1997, the Company released DRA Web2, a more powerful retrieval device based on the World Wide Web that incorporates the object-oriented technology of the Company's new Taos product line. See discussion of cautionary statements at exhibit 99.1.

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

  MEDIA BOOKING. Libraries frequently use a separate management system for handling 16 millimeter films, audiovisual equipment, video cassettes and compact disks. Libraries also require the ability to place holds on material for a specific number of days, allow for inspection time before they are again ready for circulation, and allow for shipment of materials between library facilities, when necessary. The Media Booking module performs these functions and also monitors the collection of fees for materials that pass through the booking process. Media Booking is a sub-module of Circulation but must be purchased separately.

  LIBRARY FOR THE BLIND AND PHYSICALLY HANDICAPPED--LBPH. The LBPH system, which can stand alone from the DRA software, provides automated materials selection and circulation according to preferences provided by homebound blind and physically handicapped patrons.

NETWORKING

Libraries today recognize that printed works are only a small subset of the information resources demanded by their patrons. More and more information is becoming available in electronic formats. At the same time, traditional sources of library funding have diminished , and the costs of printed works have increased. DRA's historical focus on developing networking products and services have allowed libraries to provide these electronic resources to patrons without having to bear the full expense of buying, maintaining and storing such information. DRA continues to show its leadership in this area by its recent agreement announced during the first quarter of fiscal 2000 with netLibrary to more fully integrate e-books into our library customers' collections.

Management believes that the Company has established a leadership position in the design and implementation of electronic networks as a means for libraries to share resources. DRA originally introduced its telecommunications network, DRA Net, in 1980 to provide large libraries an alternative resource for MARC-formatted catalog records. This service has continued to develop with additional features and enhancements to provide network participants with access to a wide variety of information resources and support services, including third-party magazine indexes, databases containing the full text of magazine and journal articles, access to catalogs and other resources of other network members, and the ability to lend materials to and borrow materials from other members of the network. The Company currently has a pilot program for an Application Service Provider (ASP) product for libraries.

  DRA's network is one of thousands of networks that are commonly and collectively referred to as the Internet. Today all library subscriptions include, at no additional charge, the option of using DRA Net to establish the library's presence on the Internet. The Company has connected its network with DS-3 (extremely high-speed and high-bandwidth) links to multiple Internet access points. In addition, DRA is a member of the MIT World Wide Web Consortium (W3C), which was formed to develop standards for the evolution of the World Wide Web, and the Commercial Internet eXchange, a major industrial trade association. The World Wide Web has become the primary means of accessing the Internet. The Company markets Internet access to corporations and institutions outside of its traditional library marketplace.

Continued competition for Internet connections from Internet Service Providers in the libraries' local markets again caused a slight decline in the number of library customers using DRA Net. Management believes that easy access to popular library databases, DRA's ability to circumvent the growing congestion of the general Internet, and the Company's new ASP product will continue to provide competitive advantages in the sales of DRA Net services within the Company's traditional library marketplace. During fiscal 2000 DRA began to market network security consulting and products and expects to see increased demand for network security services in the library community in the future.

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

STANDARDS

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

  As part of its standards activities, the Company devotes staff and financial support to national and international standards organizations. The Company has a fulltime staff position devoted to working with standards and representing DRA in standards organizations. DRA President and Chief Executive Officer Michael J. Mellinger is a past Chairman of the Board of Directors, and a past treasurer of NISO, the official U.S. standards organization for libraries and other information services.

CUSTOMER SERVICES

  Complementing the Company's software products is a broad selection of customer services. DRA is committed to providing full service to its customers by offering the following:

  INSTALLATION AND CONVERSION. An initial installation usually consists of a core configuration of the Cataloging and Circulation modules, plus any optional modules desired by the customer at the time of purchase. The Company's installation personnel include experienced librarians and computer specialists who assist the library in general preparation for and installation of the hardware and software (for hardware, software and services sales) or the software only (for software-only licenses). DRA has converted a number of different types of library automation systems developed by its national competitors, as well as local software developers. The Company's installation personnel minimize the amount of downtime or disruption of daily activities during a system conversion by providing advanced training, off-site data conversion and an efficient backup circulation system.

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


MARKETING AND SALES

  The Company's application software is licensed either as part of a hardware, software and services system or a software-only contract. Public institutions and small colleges have generally preferred the Company's full-service option. Software-only licenses are commonly provided to customers with existing relationships with hardware vendors.

  The Company markets its products and services by a variety of methods, including employing a direct sales force, publishing newsletters, participating in trade shows and library users' conferences, making presentations at professional meetings, advertising in trade magazines, hosting public and customer-only web sites and assuming leadership positions in a number of professional organizations. Through its participation in cooperative marketing agreements with various hardware vendors, the Company receives sales assistance and promotional assistance from these companies.

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

  DRA's product development staff is currently involved in a number of product enhancements and new product developments. In fiscal 1996, DRA released new versions of software products with electronic document interchange capabilities, multilingual capabilities, and bindery capabilities. The Company also released DRA Web, a web server product, and updates to DRA Find and DRA Kids in fiscal 1996. In fiscal 1997, the Company released DRA Web2, a more powerful retrieval device that incorporates the object-oriented technology of the Company's new Taos product line. The Company is involved in developing an interlibrary loan product. The Company also routinely establishes joint development projects with leading libraries to support its product development efforts. In fiscal 2000 the Company beta tested an interface to another vendor's interlibrary loan system, its first cooperative venture with a direct competitor. 68 full-time employees are directly involved in product development. Several members of senior management also devote time to product development activities. See Note A to the consolidated financial statements for research and development costs and discussion of cautionary statements in exhibit 99.1.

RELATIONSHIP WITH HARDWARE VENDORS

  The Data Research System has traditionally operated exclusively on Digital computers and the Open VMS operating system. During 1998 Digital Equipment Corporation was purchased by Compaq. Management has taken steps to move toward support of multiple platforms and operating systems. Its next-generation system, Taos, currently operates on Unix and Windows NT operating systems. The purchase of the MultiLIS system gave the Company the capacity to offer a complete, fully functional system based on the UNIX operating system. In conjunction with this multi-vendor strategy, the Company has developed marketing, sales, and product development relationships with numerous hardware vendors.

In May 1999 DRA was accepted as a Compaq Authorized Enterprise Reseller ("CAER") and selected Hall-Mark Computer Products ("Hall-Mark") as its distributor for Compaq products. Under the CAER Program DRA negotiates volume discounts directly with Hall-Mark, and Compaq continues to provide certain warranties on the equipment and software and indemnity against copyright or patent infringement claims relating to the use of Compaq products or documentation. The Company maintains an annually renewable agreement directly with Compaq for the purchase and resale of maintenance on hardware and system software. The Company also maintains a wide range of volume discount and reseller arrangements with vendors of support and peripheral equipment and services. The servers used by the Taos system run on various versions of the UNIX operating system and on Microsoft's Windows NT operating system. A large proportion of the initial Taos implementations are expected to run on Sun hardware using the Solaris operating system, Sun's version of UNIX. DRA has been a Sun reseller since 1995 and negotiates volume discounts directly with the distributor Ingram Micro according to a Sun Master Reseller Agreement. Sun product pricing is determined through the volume commitments of the Company's agreement with Ingram Micro which renews annually on August 31st. DRA also maintains a reseller agreement directly with Sun for the purchase and resale of services and maintenance on hardware and software. DRA has been Sun certified since 1998 and currently maintains certified staff in both sales and service.

The Company also expects to offer the Taos system on other vendors' hardware platforms, according to market conditions and technical considerations, and has established or is in the process of establishing several other similar agreements with major hardware manufacturers.

COMPETITION

  While its competition is highly fragmented, DRA recognizes approximately a dozen direct library competitors, representing a mix of closely held private companies, one of which was sold to a large international corporation during fiscal 2000, and a division of a Fortune 100 company that was sold to private investors during fiscal 2000. Certain of the Company's competitors have greater financial, technical, marketing, and sales resources than DRA. There can be no assurance that the Company won't continue to experience significant competition from present competitors or that companies that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

  Management believes that the principal competitive factors in the library automation industry include networking, integration, product functionality, system performance, vendor and product reputation, financial stability, customer service and support, and timeliness of product enhancements and upgrades. DRA believes it competes effectively with respect to all of the above factors despite the possibility that it may be at a competitive disadvantage against certain competitors with greater financial and marketing resources. Management also believes the Company holds key competitive advantages in its networking capabilities, from the standpoint of both software functionality and customer recognition.

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

BACKLOG

  The Company's normal backlog consists of signed contracts or purchase orders for products and services on which the Company expects to realize revenue upon shipment of products and performance of services. Backlog fluctuates significantly due to installation scheduling, new product development, customer delays in facilities preparation, and other factors both within and outside the Company's control. Because of these factors and because DRA typically ships its products within a short period after orders are received, management believes that backlog does not provide a meaningful indication of future performance. At the end of fiscal 1999 the Company had a backlog related to six contracts for the purchase of its next-generation system, Taos and currently the Company has no backlog related to Taos contracts. The Company expects that most of the revenue in fiscal 2001 will be derived from migration of its existing customers to Taos. See exhibit 99.1.

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

  DRA believes that, due to the rapid pace of innovation within the computer industry, factors such as (i) technological and creative skill of personnel,
(ii) knowledge and experience of management, (iii) name recognition, (iv) maintenance and support of software products and (v) the ability to develop, enhance, market, and acquire software products and services are more important for establishing and maintaining a leading position within the industry than are patent, copyright, and other legal protections for its technology. Management believes that the Company has all necessary rights to market its products, although there can be no assurance that third parties will not assert infringement claims in the future.

EMPLOYEES

  As of November 30, 2000, DRA had 212 employees, including 35 in marketing and sales, 73 in computer operations, services and training, and 68 in product development. None of the Company's employees is represented by a labor union. Management believes that its employee relations are good. The Company periodically employs consultants to assist with specific development projects.


 ITEM 2. PROPERTIES

  The Company's headquarters and principal administrative, product development, and sales and marketing operations are located in St. Louis, Missouri, where the Company owns approximately 35,360 square feet of office and warehouse space. DRA also leases 4,300 square feet in Monterey, California, under a lease that expires July 31, 2001; 522 square feet of office space in Singapore under a lease that expires in April 2001; 10,079 square feet of office space in Montreal, Canada, under a lease that expires January 31, 2001 and has signed a commitment to lease approximately 11,168 square feet of office space beginning in January 2001 through April 2007; and approximately 2,000 square feet of office space in Paris, France, under a lease that expires March 31, 2005.

  Management believes that the Company's facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.*

  The executive officers of the Company are:

      Name                        Age           Position
      ----                        ---           --------

      Michael J. Mellinger         51           Chairman, President
                                                and Chief Executive
                                                Officer

      Katharine W. Biggs           57           Vice-President, Chief
                                                Financial Officer
                                                and Treasurer

      Michael A. Casale            39           Vice-President

      Andrew Morrice               39           Vice-President

      C. Berit Nelson              34           Vice-President

      Stephen P. Newman            42           Vice-President

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

  Mr. Casale was elected Vice-President of the Company in February 2000 and manages the Company's customer service department. He served as Director of Customer Service of the Company from May 1999 to February 2000 and as Branch Manager of the Company's Monterey, California, office from 1995 to May 1999. From 1994 to 1995, he worked in the Monterey customer support area.

  Mr. Morrice was elected Vice-President of the Company in November 2000. From November 1999 to November 2000 he managed Australian customer service of a US software company. He served as branch manager of the Company's Australian office from 1994 to 1999.

  Ms. Nelson was elected Vice-President of the Company in February 2000 and manages the Company's software development and testing groups. She joined the Company in 1990 as a trainer and subsequently worked in various capacities in the Company's sales area until being named Taos Product Manager in March 1998. She served as Software Manager from January 1999 until her election as a Vice-President.

  Mr. Newman, who was elected Vice-President of the Company in February 2000, manages the Company's sales and marketing groups. He served as Director of Sales of the Company from August 1997 to February 2000. Prior to joining the Company Mr. Newman served as Director of Sales, Marketing and Communications from December 1990 to August 1997 for CODA, Inc. a national managed care consulting company.

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

  The high and low sales prices, for the common stock during each of the quarters of fiscal 1999 and fiscal 2000 were as follows:


Year Ended September 30, 1999:

               Quarter     High          Low
               First       $14.000       $11.750
               Second       14.625        12.500
               Third        12.500         7.125
               Fourth       10.875         8.375


Year Ended September 30, 2000:

               Quarter     High          Low
               First       $10.313       $ 7.813
               Second        9.750         6.000
               Third         7.859         4.813
               Fourth        8.000         5.250


HOLDERS

  As of November 30, 2000, there were 237 shareholders of record of the common stock. Management believes that there are 1,200 to 1,500 beneficial shareholders.


DIVIDENDS

  On November 16, 2000, the Board of Directors declared an annual dividend of $.12 per share of common stock outstanding, payable on January 25, 2001, to holders of record at the close of market January 5, 2001. In fiscal 1999 the Company paid an annual dividend of $.12 per share. The Board of Directors anticipates paying an annual cash dividend, but may reconsider or revise this policy from time to time based upon conditions then existing, including the Company's earnings, performance, financial condition, and capital requirements, as well as other factors the Board of Directors may deem relevant.

ITEM 6.

The selected financial data appearing below have been derived from the Company's audited consolidated financial statements. The selected financial data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this filing.

Income Statement Data
(In thousands, except per share data)

                                                Year Ended September 30
                                      ------------------------------------------------
                                        2000       1999      1998      1997     1996
                                        ----       ----      ----      ----     ----
Revenues:
  Hardware                             $ 2,077    $ 3,358   $ 5,433   $ 9,759  $11,724
  Software                               5,229      7,413     8,017     6,969    9,949
  Service and other                     20,962     19,223    19,095    18,641   16,909

Total revenues                          28,268     29,994    32,545    35,369   38,582
Expenses:
  Cost of revenues                       8,639      8,996     9,703    12,801   13,657
  Salaries and employee benefits        10,812     10,749    10,159     9,341   10,379
  General and
    Administrative expenses              5,138      5,705     6,491     6,018    6,788
  Depreciation and amortization          1,780      1,963     1,718     1,339    1,147

Total operating expenses                26,369     27,413    28,071    29,499   31,971
Income from operations                   1,899      2,581     4,474     5,870    6,611
Other income (expense), net                898        834     1,009       788      590
Income before income taxes               2,797      3,415     5,483     6,658    7,201
Provision for income taxes                 890      1,082     1,783     2,164    2,747
Net income                             $ 1,907    $ 2,333   $ 3,700   $ 4,494  $ 4,454

Basic earnings per share (1)           $  0.40    $  0.45   $  0.68   $  0.81  $  0.81
Diluted earnings per share (1)         $  0.40    $  0.45   $  0.67   $  0.81  $  0.80

Dividends paid per common share        $  0.12    $  0.12   $  0.12   $  0.10  $     -


Balance Sheet Data
(In thousands)

                                                     September 30
                                   ---------------------------------------------
                                    2000      1999      1998     1997     1996
                                    ----      ----      ----     ----     ----
Working capital                    $18,864   $18,867   $21,861  $22,189  $18,938
Total assets                        38,313    37,970    40,638   41,139   36,661
Long-term obligations                    -         -         -        -        -
Shareholders' equity                27,952    28,705    31,505   31,442   27,446

(1) Information for 1997 and prior years has been restated to reflect the adoption of SFAS No.128. See Note A of the notes to consolidated financial statements-"Earnings per Share."

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company's revenues are derived from three sources: (i) computer hardware sales; (ii) software licenses; and (iii) sales of services, including training, conversion, networking, database access, system support, and product maintenance. Revenue is recognized on hardware sales and software licenses upon shipment of the product. Revenue from hardware and software maintenance contracts is recognized monthly over the term of the maintenance contracts. Other service revenues are recognized upon completion of the services. The components of the cost for development of software primarily include salaries and employee benefits. All costs qualifying for deferral are reported on the balance sheet as deferred software costs and amortized over the estimated useful life of the product in accordance with SFAS No. 86. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and services than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

  This document contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates, and projections, any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading "Cautionary Statements - Additional Important Factors to Be Considered," below and in Exhibit 99.1.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1999

  Hardware revenues decreased $1.3 million, or 38%, to $2.1 million in fiscal 2000 from $3.4 million in fiscal 1999. Revenue streams from two new contract sites, as well as two network upgrade sites, in fiscal 2000 offset the completion of a program that was in place in fiscal 1999, to facilitate the migration of specific existing customers to the Taos system. The gross margin percentage on hardware was 25% in fiscal 2000 and 29% in fiscal 1999. A one-time purchase of hardware equipment with no revenue stream extending from it is the primary cause of the margin decline in fiscal 2000.

  Software license revenues decreased $2.2 million, or 29%, to $5.2 million in fiscal 2000 from $7.4 million in fiscal 1999. The decrease is primarily attributable to initial sales in fiscal 1999 of Web2 Version 1.2 to existing customers. Additionally, fiscal 2000 had fewer shipments of Taos software as compared to fiscal 1999. The gross margin percentage on software was 71% for fiscal 2000 and 79% for fiscal 1999. The decrease in margin is primarily attributed to the reduced revenue in fiscal 2000, which was less able to support the amortization of the software development costs.

  Service and other revenues increased $1.8 million, or 9%, to $21.0 million in fiscal 2000 from $19.2 million in fiscal 1999. This increase is primarily due to the larger installed base of licensed software products that annually generate maintenance revenues. Maintenance revenues increased $.9 million in fiscal 2000. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases. In addition, Internet and library telecommunication revenue increased in fiscal 2000. The gross margin percentage on service and other revenues was 74% in fiscal 2000, remaining consistent with fiscal 1999.

  Cost of revenues decreased $.4 million, or 4%, to $8.6 million in fiscal 2000 from $9.0 million in fiscal 1999. This decrease is primarily a result of the decrease in hardware revenues in fiscal 2000 from fiscal 1999, offset by an increase in costs associated with the Internet services.

  Salaries and employee benefits increased $.1 million, or 1%, to $10.8 million in fiscal 2000 from $10.7 million in fiscal 1999. This increase is primarily attributable to annual salary increases and an increase in employee benefit expense. The increase was mitigated somewhat by the continued capitalization in fiscal 2000 of salaries and benefits related to software development.

  General and administrative expenses decreased $.6 million, or 10%, to $5.1 million in fiscal 2000 from $5.7 million in fiscal 1999. This decrease is primarily attributable to a reduction in travel expenses and the use of fewer consultants throughout the Company in fiscal 2000. Depreciation and amortization decreased $.2 million, or 9%, from $2.0 million in fiscal 1999 to $1.8 million in fiscal 2000 primarily as a result of multiple assets becoming fully depreciated early in fiscal 2000.

  Income from operations decreased $.7 million, or 26%, to $1.9 million in fiscal 2000 from $2.6 million in fiscal 1999. This decrease is a result of a decrease in hardware and software revenue, offset by an increase in service revenue. The decrease in income from operations was mitigated somewhat by a corresponding decrease in general and administrative expenses.

  Other income (expense) increased $.1 million to $.9 million in fiscal 2000 from $.8 million in fiscal 1999. The increase is primarily due to a shift in the focus of Company investments from treasury stock purchase to short-term bonds. The result of this increase in interest income is offset by foreign exchange losses recognized by the Company, particularly on intercompany transactions.

  The Company's consolidated effective tax rate was 31.8% in fiscal 2000 and is comparable to fiscal 1999. The consolidated effective tax rate for both years is less than the U.S. statutory rate primarily due to the generation and utilization of significant research and development credits.

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

  Service and other revenues increased $.1 million, or 1%, to $19.2 million in fiscal 1999 from $19.1 million in fiscal 1998. This increase is primarily due to the larger installed base of licensed software products that annually generate maintenance revenues. Maintenance revenues increased $.5 million in fiscal 1999. Management expects that maintenance revenues will continue to increase as the base of licensed software products increases. The increase in maintenance revenues was offset by decreases in revenues from some of the Company's contract implementation services. These revenues decreased because the Company implemented fewer new contracts in fiscal 1999 than in fiscal 1998. The gross margin percentage on service and other revenues was 74% in fiscal 1999 and 77% in fiscal 1998. The decline is primarily attributable to the mix of services provided. Fiscal 1999 showed higher revenue from the Internet services business than fiscal 1998. Internet services have higher direct cost than the Company's other services.

  Cost of revenues decreased $.7 million, or 7%, to $9.0 million in fiscal 1999 from $9.7 million in fiscal 1998. This decrease is primarily a result of the decrease in hardware revenues in fiscal 1999 from fiscal 1998, coupled with the increase in costs associated with the Internet services.

  Salaries and employee benefits increased $.6 million, or 6%, to $10.7 million in fiscal 1999 from $10.1 million in fiscal 1998. This increase is primarily attributable to annual raises and to the addition of several staff in the development and testing departments. The increase was mitigated somewhat by the continued capitalization in fiscal 1999 of salaries and benefits related to software development.

  General and administrative expenses decreased $.8 million, or 12%, to $5.7 million in fiscal 1999 from $6.5 million in fiscal 1998. This decrease is primarily attributable to the write-off in fiscal 1998 of $.8 million of development tools that the Company has discontinued using. Depreciation and amortization increased $.3 million, or 14%, from $1.7 million in fiscal 1998 to $2.0 million in fiscal 1999 primarily as a result of capital expenditures related to upgrades to the Company's technological infrastructure.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At September 30, 2000, the Company's working capital was $18.9 million, and its ratio of current assets to current liabilities was 3.2 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.6 to 1 at September 30,1999.

  Net cash provided by operating activities was $8.3 million for fiscal 2000, compared to $8.8 million for fiscal 1999. The decrease in net cash provided by operations was primarily due to the reduction in revenue in fiscal 2000.

  Net cash used by investing activities was $14.1 million for fiscal 2000, compared to net cash provided of $4.7 million for fiscal 1999. The primary difference is due to the maturity of short-term investment bonds in fiscal 1999, which were purchased in fiscal 1998. Much of the short-term investing in the fourth quarter of fiscal 2000 was in bonds with a maturity of over 90 days. Therefore, these investments are classified as short-term investments rather than cash equivalents.

  During fiscal 2000, 1999, and 1998, the Company incurred capital expenditures of $.7 million, $1.5 million, and $1.8 million, respectively. No material commitments with respect to capital expenditures have been made for fiscal 2001.

  Net cash used by financing activities was $2.6 million for fiscal 2000 and $5.2 million for fiscal 1999. The purchase of treasury stock in the amount of $2.2 million for fiscal 2000, compared to $4.8 million for fiscal 1999, accounted for most of the decrease in cash used by financing activities.

  In November 2000, the Company's Board of Directors authorized the repurchase of the Company's common stock in an aggregate amount of up to $2 million, such purchases to be made from time to time during the following 12 months.

  In January 2000, the Company renewed its $6.0 million line of credit, which will mature in January 2001 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. As of September 30, 2000, the applicable interest rate was 8.6% per annum. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that with the current cash position of $8.5 million, short-term investments of $11.6 million and accounts receivable of $6.0 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $8.4 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of $1.9 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides further revenue recognition guidance. SAB 101, as amended, is required to be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt the new statement effective October 1, 2000. Management does not anticipate that the adoption of SAB 101 will have a significant impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB has since delayed the effective date until years beginning after June 15, 2000, with the issuance of Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt the new statement effective October 1, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on earnings or the financial position of the Company.

Year 2000 Readiness Disclosure

  The arrival of the year 2000 posed certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). The Company completed its Y2K action plan prior to the arrival of the year 2000. Specifically, prior to December 31, 1999, the Company had reviewed all of its proprietary software products and believed that all of such software products were capable of accurately processing date data related to the change from 1999 to 2000, if used with third-party products that were also capable of accurately processing such data. Also, by December 31, 1999, the Company had identified, evaluated, tested, and validated the ability to process such data by the computer systems, applications and business processes used by the Company to operate its business. The Company did not experience, and through September of 2000 has not experienced, any material problems related to the processing of date data related to the change from 1999 to 2000 in its own proprietary software or any other software or systems that the Company uses. The Company's total costs related to the Y2K issue were approximately $25,000, of which $10,000 were external expenses.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES REGARDING MARKET RISK

  The Company's exposure to potential near-term losses in future earnings, fair value, or cash flows resulting from reasonably possible changes in market rates or prices is not material.

CAUTIONARY STATEMENTS--ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED

  The Company's future results could differ materially from those discussed in this document. Factors that could contribute to such differences include, but are not limited to, the following:

RAPID TECHNOLOGICAL CHANGE. The software industry is characterized by rapid change and uncertainty due to new and emerging technologies. The pace of change has recently accelerated due to the Internet, online services, networking, and new programming languages. There can be no assurance that DRA will be successful in developing or acquiring product enhancements and new products necessary to keep pace with the changing technologies.

CUSTOMER ACCEPTANCE. While the Company performs extensive usability and beta-testing of its new products, user acceptance and market penetration rates ultimately dictate the success of development and marketing efforts. Ultimately, user acceptance can only be determined after the product goes into commercial distribution. The Company began commercial distribution of two modules of its next-generation system, Taos, in September 1999 and of one additional module in August 2000. All released modules are currently in use at customer sites, and the Company is closely monitoring and soliciting customer feedback on its performance in a production environment.

CONTRACTS WITH GOVERNMENTAL ENTITIES. A substantial portion of the Company's business is conducted with governmental entities. Both the award and execution of its governmental contracts are subject to numerous conditions, including the availability and appropriation of sufficient funding.

PRODUCT SHIP SCHEDULES. Because a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized toward the end of each quarter, even short delays in new-product releases or delays in the customers' procurement processes can cause results to fluctuate substantially. Because of the complexities inherent in developing software products as sophisticated as those sold by the Company and the lengthy testing periods associated with such products, no assurance can be given that future product introductions by the Company will not be delayed. In the future, the Company's revenues will be increasingly dependent on sales of Taos. The core modules of Taos achieved general release in September 1999, and one additional module did so in August 2000.

The Company's next-generation system, Taos, is in general release and is currently in use at several libraries. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos upon its completion. These contracts include terms that are modified from time to time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. Due to delays in certain contractual installation schedules, the Company has amicably terminated contracts with four customers and subsequent to the end of the year received written notice from one customer which has implemented Taos that it considers the Company to be in significant breach of its agreement with the customer and requesting a partial refund of funds paid to the Company. The Company is reviewing this request and expects to reach an amicable settlement with the customer. An amount has been accrued at September 30, 2000 for the settlement costs. Subsequent to the end of fiscal 1999, the Company received written notice from a large academic customer which has implemented Taos saying that it believes the Company to be in material breach of its agreement with the customer. The Company and the customer developed a joint plan of action for meeting certain functionality, performance, and stability requirements. The Company and the customer are jointly working to implement this plan. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in these projects. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff.

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

YEAR 2000 PROBLEM.  See discussion above under "Year 2000 Readiness Disclosure."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Consolidated Balance Sheets as of September 30,
    2000 and 1999

Consolidated Statements of Income for the years ended
    September 30, 2000, 1999, and 1998

Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999, and 1998

Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999, and 1998

Notes to Consolidated Financial Statements

Report of Independent Auditors


Board of Directors and Shareholders
Data Research Associates, Inc.



We have audited the accompanying consolidated balance sheets of Data Research Associates, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Research Associates, Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

St. Louis, Missouri
November 9, 2000

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)


                                                                             September 30
                                                                   ---------------------------------
                                                                       2000                 1999
                                                                   ------------         ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 8,547              $17,022
   Short-term investments                                               11,603                    -
   Account receivable less allowances of $172
     and $212 at September 30, 2000 and 1999,
       respectively
         Billed                                                          5,491                6,080
         Unbilled                                                          544                1,919
                                                                       -------              -------
                                                                         6,035                7,999
   Inventories                                                              70                   67
   Prepaid expenses                                                        794                  680
   Deferred income taxes                                                     -                   80
   Other current assets                                                    236                  274
                                                                       -------              -------
TOTAL CURRENT ASSETS                                                    27,285               26,122

PROPERTY AND EQUIPMENT:
   Land and improvements                                                   504                  504
   Building and improvements                                             2,697                2,720
   Data processing equipment                                             6,059                7,298
   Furniture, fixtures, and other                                        3,871                4,384
                                                                       -------              -------
                                                                        13,131               14,906
   Less accumulated depreciation                                         8,007                8,678
                                                                       -------              -------
                                                                         5,124                6,228
DEFERRED SOFTWARE COSTS
   (net of accumulated amortization
   of $2,572 and $1,136 at September 30,
   2000 and 1999, respectively)                                          5,571                5,181

NOTES RECEIVABLE                                                             -                    3

INTANGIBLE ASSETS
   (net of accumulated amortization
   of $2,634 and $2,550 at September 30,
   2000 and 1999, respectively)                                            333                  436
                                                                       -------              -------
                                                                       $38,313              $37,970
                                                                       =======              =======





                                                                            September 30
                                                                  ---------------------------------
                                                                     2000                  1999
                                                                  ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                               $      690           $      758
   Employee compensation                                                 443                  415
   Deferred revenue                                                    5,552                4,439
   Customer deposits                                                   1,114                1,201
   Other accrued liabilities                                             492                  442
   Income taxes payable                                                   17                    -
   Deferred income taxes                                                 113                    -
                                                                  ----------           ----------
                                                                       8,421                7,255

DEFERRED INCOME TAXES                                                  1,940                2,010

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
     $.01 per share--1,000
     shares authorized, no shares
     issued                                                                -                    -
   Common stock, par value
     $.01 per share--10,000
     shares authorized, 5,557
     shares issued at September 30, 2000
     and 1999                                                             56                   56
   Additional paid-in capital                                          5,490                5,606
   Accumulated other comprehensive loss                                 (196)                (162)
   Retained earnings                                                  31,903               30,577
                                                                  ----------           ----------
                                                                      37,253               36,077
   Less cost of treasury stock, 883 and 621
     shares at September 30, 2000 and 1999,
     respectively                                                     (9,301)              (7,372)
                                                                  ----------           ----------
TOTAL SHAREHOLDERS' EQUITY                                            27,952               28,705
                                                                  ----------           ----------
                                                                  $   38,313           $   37,970
                                                                  ==========           ==========


See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                                   Year ended September 30
                                                     ----------------------------------------------------
                                                         2000                1999                 1998
                                                     ------------        ------------        ------------
REVENUES
   Hardware                                            $ 2,077              $ 3,358             $ 5,433
   Software                                              5,229                7,413               8,017
   Service and other                                    20,962               19,223              19,095
                                                       -------              -------             -------
                                                        28,268               29,994              32,545
EXPENSES
   Cost of Revenues
     Hardware                                            1,555                2,396               3,793
     Software                                            1,531                1,574               1,468
     Service and other                                   5,553                5,026               4,442
                                                       -------              -------             -------
                                                         8,639                8,996               9,703

   Salaries and employee benefits                       10,812               10,749              10,159
   General and administrative
     expenses                                            5,138                5,705               6,491
   Depreciation and amortization                         1,780                1,963               1,718
                                                       -------              -------             -------
INCOME FROM OPERATIONS                                   1,899                2,581               4,474

OTHER INCOME (EXPENSE)
  Interest                                                 934                  759                 928
  Other                                                    (36)                  75                  81
                                                       -------              -------             -------
INCOME BEFORE INCOME TAXES                               2,797                3,415               5,483

PROVISION FOR INCOME TAXES                                 890                1,082               1,783
                                                       -------              -------             -------
NET INCOME                                             $ 1,907              $ 2,333             $ 3,700
                                                       =======              =======             =======

Basic earnings per share                               $   .40              $   .45             $   .68
                                                       =======              =======             =======
Diluted earnings per share                             $   .40              $   .45             $   .67
                                                       =======              =======             =======
Dividends per share                                    $   .12              $   .12             $   .12
                                                       =======              =======             =======



See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except for per share data)


                                Common  Stock                      Accumulated                         Treasury Stock
                             ---------------------     Additional     Other                       -----------------------
                                                        Paid-In    Comprehensive    Retained
                              Shares       Amount       Capital     Income(Loss)    Earnings      Shares           Cost
                             --------     --------     ---------   -------------    --------      ------         --------
Balance at
September 30,
1997                           5,539      $  55       $  5,612          $ (77)      $ 25,852           -         $     -

Purchase
of treasury
stock                              -          -              -              -              -         186          (3,051)

Options
exercised                         18          1            134              -              -          (3)             37

Dividend
reinvestment/
employee stock
purchase plan                      -          -             17              -              -          (4)             52

Net income                         -          -              -              -          3,700           -               -

Cash
dividends
($.12 per
share)                             -          -              -              -           (665)          -               -

Foreign
currency
translation
adjustment                         -          -              -           (162)             -           -               -
                              ------      -----       --------          ------      --------      ------         -------
Balance at
September 30,
1998                           5,557         56          5,763           (239)        28,887         179          (2,962)

Purchase
of treasury
stock                              -          -              -              -              -         474          (4,842)

Options
exercised                          -          -           (137)             -              -         (21)            280

Dividend
reinvestment/
employee stock
purchase plan                      -          -            (20)             -              -         (11)            152

Net income                         -          -              -              -          2,333           -               -

Cash
dividends
($.12 per
share)                             -          -              -              -           (643)          -               -


Foreign
currency
translation
adjustment                         -          -              -             77              -           -               -
                              ------      -----       --------          ------      --------      ------         -------
Balance at
September 30,
1999                           5,557         56          5,606           (162)        30,577         621          (7,372)

Purchase
of treasury
stock                              -          -              -              -              -         279          (2,155)

Options
exercised                          -          -             (8)             -              -          (1)             16

Dividend
reinvestment/
employee stock
purchase plan                      -          -           (108)             -              -         (16)            210

Net income                         -          -              -              -          1,907           -               -

Cash
dividends
($.12 per
share)                             -          -              -              -           (581)          -               -

Foreign
currency
translation
adjustment                         -          -              -            (34)             -           -               -
                              ------      -----       --------          ------      --------      ------         -------
Balance at
September 30,
2000                           5,557      $  56       $  5,490          $(196)      $ 31,903         883         $(9,301)


See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                Year ended September 30
                                                                 --------------------------------------------------
                                                                     2000                1999              1998
                                                                 ------------        ------------      ------------
OPERATING ACTIVITIES
Net income                                                       $     1,907         $     2,333       $     3,700
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization                                      3,319               3,505             3,383
    Provision for deferred
      income taxes                                                         6                 172               563
    Loss on disposal of
      property and equipment                                               6                  11                 1
    Changes in operating assets
      and liabilities:
      Accounts receivable                                              1,832               2,615            (2,194)
      Inventories                                                         (5)                 69               (61)
      Prepaid expenses and
        other current assets                                             (86)                404               555
      Accounts payable and
        other current liabilities                                      1,301                (316)             (564)
      Note receivable                                                      3                  40                56
                                                                 -----------         -----------       -----------
NET CASH PROVIDED
BY OPERATING ACTIVITIES                                                8,283               8,833             5,439

INVESTING ACTIVITIES
  Purchase of property
    and equipment                                                       (693)             (1,469)           (1,778)
  Proceeds from sale of property
    and equipment                                                          4                   -                 -
  Purchased software                                                       -                (513)                -
  Deferred software costs                                             (1,829)             (1,834)           (2,667)
  Purchase of short-term
    investments                                                      (11,603)            (22,828)          (38,717)
  Proceeds from sale of
    short-term investments                                                 -              31,321            30,224
                                                                 -----------         -----------       -----------
NET CASH (USED BY) PROVIDED BY
INVESTING ACTIVITIES                                                 (14,121)              4,677           (12,938)

FINANCING ACTIVITIES
  Proceeds from options exercised                                        110                 275               241
  Cash dividends paid                                                   (581)               (643)             (665)
  Purchase of treasury shares                                         (2,155)             (4,842)           (3,051)
                                                                 -----------         -----------       -----------
NET CASH USED BY
FINANCING ACTIVITIES                                                  (2,626)             (5,210)           (3,475)

Effect of exchange rate changes
on cash and cash equivalents                                             (11)                 12               (50)
                                                                 -----------         -----------       -----------
NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS                                             (8,475)              8,312           (11,024)


Cash and cash equivalents
at beginning of year                                                  17,022               8,710            19,734
                                                                 -----------         -----------       -----------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                   $     8,547          $   17,022       $     8,710
                                                                 ===========         ===========       ===========



See accompanying notes to consolidated financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

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

The Company's wholly owned subsidiary in France, MultiLIS Europe, S. A. (MultiLIS), has been consolidated based upon a fiscal period ending June 30, which the subsidiary utilizes in order to satisfy certain statutory requirements. Operations of MultiLIS for the three months ended September 30, 2000, 1999, and 1998, were not significant.

Cash Equivalents and Short-Term Investments: All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The cash and cash equivalents include marketable securities of $3,481,000 and $12,853,000 at September 30, 2000 and 1999, respectively. The
Company's marketable securities include mortgage-backed securities and U.S. corporate debt securities which are classified as held-to-maturity since the Company has the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are stated at amortized cost which approximates fair value.

Inventories: Inventories consist primarily of computer equipment and supplies which are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended September 30, 2000, 1999, and 1998, was $1,780,000, $1,963,000, and $1,666,000,
respectively.

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

In fiscal 1999, the Company adopted the Accounting Standards Executive Committee of the AICPA issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." Adoption of SOP 97-2 has not had a material impact on the Company's financial statements.

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

Customer Deposits: Customer deposits typically consist of a 10% to 15% down payment required under sales contracts and are due on signing the contract.

Software Development: The Company has a comprehensive line of software products and maintains a programming group to service, update, and enhance those products. Research and development costs associated with products outside of its existing line were expensed as incurred and amounted to $1,474,000, $1,967,000, and $1,836,000 for the years ended September 30, 2000, 1999, and 1998, respectively. Development costs of $1,823,000 in 2000, $1,834,000 in 1999, and $2,667,000 in 1998, associated with significant enhancements to its existing software products and development of new products incurred subsequent to attaining technological feasibility were capitalized. Amortization is computed on an individual product basis and is the greater of (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic useful life of the product. Currently, the Company is using an estimated economic useful life of two to five years for all capitalized software costs. Amortization expense for the years ended September 30, 2000, 1999, and 1998, was $1,436,000, $1,019,000, and $351,000, respectively.

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

The following table sets forth the reconciliation from net income to comprehensive income for the years ended (in thousands):


                                            2000                 1999                 1998
                                          --------             --------             --------
Net Income                                $ 1,907              $ 2,333              $ 3,700
Foreign currency translation
  adjustment                                  (34)                  77                 (162)
                                          -------              -------              -------
Comprehensive income                      $ 1,873              $ 2,410              $ 3,538
                                          =======              =======              =======

Stock-Based Compensation: As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue following Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for measurement and recognition of stock-based transactions with employees and adopted the disclosure-only provisions of SFAS No. 123. Under APB 25, generally no compensation expense is recognized because the exercise price of the options equals the fair value of the stock at the grant date.

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

Segment Reporting: In fiscal 1999, the Company adopted SFAS No. 131, "Segment Information," which amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. Management believes the Company operates in one business and operating segment and has made the required geographic disclosures.

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

Reclassifications: Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation.

Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was required to be adopted in years beginning after June 15, 1999. The FASB has since delayed the effective date until years beginning after June 15, 2000, with the issuance of Financial Accounting Standards Board Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt the new statement effective October 1, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on earnings or the financial position of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides further revenue recognition guidance. SAB 101, as amended, is required to be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt the new statement effective October 1, 2000. Management does not anticipate that the adoption of SAB 101 will have a significant impact on the Company's financial statements.

NOTE B--NOTE PAYABLE

The Company has a $6,000,000 line of credit with a local bank which allows the Company to borrow periodically, primarily to finance hardware purchases and meet short-term borrowing needs. Interest is payable monthly at the federal funds rate plus 200 basis points, and the line is collateralized by accounts receivable, inventory, and equipment. The terms of the loan agreement require, among other things, that the Company maintain certain working capital and net worth amounts and meet certain financial ratios. There were no outstanding borrowings in the periods presented. The line is scheduled for renewal in January 2001.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE C--LEASES AND COMMITMENTS

The Company leases equipment and office space under various operating leases. The Company has two minimum monthly purchase commitments for telecommunication services at September 30, 2000. The following summarizes the operating leases and purchase commitments for telecommunication services (in thousands):


                                  Operating                   Telecommunication
                                     Leases                            Services
                                  ---------                   -----------------
2001                                   $188                              $1,410
2002                                    158                               1,210
2003                                    131                                 123
2004                                    114                                   -
2005                                    118                                   -
                                     ------                              ------
                                       $709                              $2,743
                                     ======                              ======


Rental expense on operating leases for the years ended September 30, 2000, 1999, and 1998, was $223,000, $234,000, and $238,000, respectively.

NOTE D--BENEFIT PLANS

The Company sponsors a defined contribution 401(k) plan covering full-time employees in the United States who have at least one month of service and are 21 years of age or older. An employee can defer up to 15% of covered compensation under the plan. The plan provides for a maximum annual Company match of $2,000 plus discretionary Company profit sharing contributions. In April 1994, the Company included the Company's common stock as an investment election under the plan and at that time reserved 100,000 shares of common stock for future issuance under the plan. The Company also sponsors a group retirement plan covering Canadian employees who have at least six months of service. Under the group retirement plan, the Company annually matches employee contributions up to $2,000 per participant. Contributions made by the Company to these plans for the years ended September 30, 2000, 1999, and 1998, were $266,000, $215,000, and
$250,000, respectively.

The Company sponsors a stock purchase plan covering directors, officers, and substantially all employees. Under the plan, each participant can contribute up to 10% of his or her salary per relevant pay period or, in the case of a non-employee director, the greater of 10% of such director's monthly fees or $50 per month, to purchase Company common stock. The Company will match up to 15% of participants' contributions. The plan can be terminated at any time by the Board of Directors. The Company reserved 100,000 shares of common stock for future issuance under the plan. The Company made contributions under the stock purchase plan of $12,000, $16,000 and $15,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE E--INCOME TAXES

The components of income before income taxes were as follows (in thousands):


                                                               Year ended September 30
                                                       ---------------------------------------
                                                        2000            1999             1998
                                                       ------          ------           ------
Domestic                                               $2,343          $3,080           $4,603
Foreign                                                   454             335              880
                                                       ------          ------           ------
                                                       $2,797          $3,415           $5,483
                                                       ======          ======           ======

The components of income tax expense were as follows (in thousands):


                                                               Year ended September 30
                                                    ---------------------------------------------
                                                       2000             1999              1998
                                                    ----------       ----------        ----------
Current:
  Federal                                           $      434       $      635        $      676
  Foreign                                                  231              125               464
  State                                                    104              150                80
                                                    ----------       ----------        ----------
                                                           769              910             1,220
Deferred expense                                           121              172               563
                                                    ----------       ----------        ----------
                                                    $      890       $    1,082        $    1,783
                                                    ==========       ==========        ==========

The difference between the effective income tax rate and the U.S. federal income tax rate is explained as follows (in thousands):


                                                              Year ended September 30
                                                    ---------------------------------------------
                                                       2000             1999              1998
                                                    ----------       ----------        ----------
Tax expense at U.S.
  statutory tax rate                                $      951       $    1,161        $    1,864
State taxes,
  net of federal benefit                                   100              110               167
Effect of foreign subsidiaries                            (107)             (23)               93
Research and development credits                           (58)            (175)             (378)
Other items                                                  4                9                37
                                                    ----------       ----------        ----------
                                                    $      890       $    1,082        $    1,783
                                                   ===========       ==========        ==========


DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E--INCOME TAXES (Continued)

The tax effects of temporary differences which give rise to deferred income tax assets and liabilities are summarized as follows (in thousands):


                                                           September 30
                                                 ------------------------------
                                                     2000               1999
                                                 -----------         ----------
Current deferred income taxes:
  Loss carryforwards                                     158         $      356
  Allowance for doubtful accounts                         31                 23
  Vacation accrual                                        75                 70
  Customer deposits                                      143                167
  Prepaids                                              (279)              (211)
  Other                                                  (83)                31
                                                 -----------         ----------
                                                          45                436
  Less valuation allowance                              (158)              (356)
                                                 -----------         ----------
                                                 $      (113)        $       80
                                                 ===========         ==========

Noncurrent deferred income taxes:
  Deferred software                              $    (2,105)        $   (1,958)
  Property and equipment                                 (77)              (218)
  Other                                                  242                166
                                                 -----------         ----------
                                                 $    (1,940)        $   (2,010)
                                                 ===========         ==========


Income tax payments for the years ended September 30, 2000, 1999, and 1998, were $958,000, $998,000, and $1,290,000, respectively.

The Company has a federal loss carryforward of $314,000 at September 30, 2000 that expires in the years 2004 through 2009. This loss carryforward resulted from the Company's 1994 acquisition of Multicore, a U.S. subsidiary of MultiLIS. The use of the loss carryforward by the Company is limited to an annual amount determined under the Internal Revenue Code. In addition, the Company's French subsidiary has loss carryforwards at September 30, 2000 of approximately $104,000. The loss carryforwards for the French subsidiary expire in 2001 through 2002. A valuation allowance has been established to offset the deferred tax asset related to loss carryforwards.

Undistributed earnings of certain subsidiaries outside the United States are considered to be permanently reinvested. Accordingly, no provision for United States income taxes was made for undistributed earnings of such subsidiaries, which aggregated $1,715,000 as of September 30, 2000.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE F--GEOGRAPHIC SEGMENT DATA

Substantially all of the Company's assets, revenue, and operating results are employed in or derived from the sale of application software and turnkey systems to libraries.

Financial information, summarized by geographic area, is as follows (in thousands):


Year ended September 30, 2000

                                   United
                                   States           Canada        Australia        Asia         France        Consolidated
                                 ----------        --------       ---------      --------      --------       ------------
Revenues                          $ 24,603         $ 2,474         $  206        $  239         $  746          $ 28,268
                                  ========         =======         ======        ======         ======          ========
Long-lived
  assets                          $ 10,825         $   182         $    -        $    2         $   19          $ 11,028
                                  ========         =======         ======        ======         ======          ========


Year ended September 30, 1999
                                   United
                                   States           Canada        Australia        Asia         France        Consolidated
                                 ----------        --------       ---------      --------      --------       ------------
Revenues                          $ 26,589         $ 1,928         $  696        $  136         $  645          $ 29,994
                                  ========         =======         ======        ======         ======          ========
Long-lived
  assets                          $ 11,582         $   238         $    9        $    5         $   14          $ 11,848
                                  ========         =======         ======        ======         ======          ========

Year ended September 30, 1998
                                   United
                                   States           Canada        Australia        Asia         France        Consolidated
                                 ----------        --------       ---------      --------      --------       ------------
Revenues                          $ 28,825         $ 2,322         $  586        $  135         $  677          $ 32,545
                                  ========         =======         ======        ======         ======          ========
Long-lived
  assets                          $ 11,121         $   407         $   15        $    8         $   20          $ 11,571
                                  ========         =======         ======        ======         ======          ========


Revenues and long-lived assets in the preceding table are attributable to the country or territory in which the Company's subsidiaries are located. Included in U.S. revenues, export sales to Canada from the U.S. were $1,427,000, $1,621,000, and $1,596,000 for the years ended September 30, 2000, 1999, and
1998, respectively. Export sales to Singapore from the United States were $169,000, $851,000, and $77,000 in fiscal 2000, 1999, and 1998, respectively.
The transfers between geographic areas are priced consistent with pricing to nonaffiliated entities.

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G--RELATED PARTY TRANSACTIONS

The Company incurred consulting and legal expenses to entities related to shareholders and directors of the Company for the years ended September 30, 2000, 1999, and 1998, of $89,000, $103,000, and $19,000, respectively. The
Company incurred communication rental expense, paid to a company that is owned by the president of the Company, totaling $20,000 for each of the years ended September 30, 2000, 1999, and 1998.

NOTE H--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                       2000              1999              1998
                                                                    ----------        ----------        ----------
Numerator:
 Numerator for basic and diluted
  earnings per share - net income                                   $1,907,000        $2,333,000        $3,700,000
                                                                    ==========        ==========        ==========

Denominator:
 Denominator for basic earnings
  per share-weighted average shares                                  4,740,000         5,211,000         5,471,000

 Effect of dilutive securities:
  Stock options                                                              -             9,000            33,000
                                                                    ----------        ----------        ----------

 Denominator for diluted earnings
  per share-adjusted weighted average
  shares and assumed conversions                                     4,740,000         5,220,000         5,504,000
                                                                    ==========        ==========        ==========

 Basic earnings per share                                           $      .40        $      .45        $      .68
                                                                    ==========        ==========        ==========

 Diluted earnings per share                                         $      .40        $      .45        $      .67
                                                                    ==========        ==========        ==========

NOTE I--STOCK OPTION PLANS AND WARRANT

The Company maintains two stock option plans which provide for the issuance of stock to certain key employees and directors of the Company. The option price under the plans equals the fair market value of the common stock at the date of grant. In 1997 and 1996, an additional 100,000 and 225,000 shares were authorized by the shareholders under the plans, respectively. Options granted in 2000 and 1999 will be fully vested in 2002 and 2001, respectively. At September 30,2000, a warrant was outstanding to purchase up to 50,000 shares of the Company's common stock at an exercise price of $5.875 per share. The warrant is exercisable from time to time upon the occurrence of specific events until August 3, 2005.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE I-- STOCK OPTION PLANS AND WARRANT (Continued)

The following table summarizes the status of the two plans.


                                                                            Year ended September 30,
                                                                             2000              1999
                                                                           --------          --------
Authorized shares to be granted                                             550,000           550,000
                                                                            =======           =======
Available shares to be granted                                              234,075           257,825
                                                                            =======           =======

Options granted, exercised, and canceled:


                       Year ended                          Year ended                            Year ended
                   September 30, 2000                  September 30, 1999                    September 30, 1998
             -------------------------------      -------------------------------      -------------------------------
Price
per                        Exer-      Can-                     Exer-        Can-                    Exer-       Can-
share        Granted       cised      celed       Granted      cised        celed      Granted      cised       celed
------       -------       -----      ------      -------      ------       -----      -------      ------      ------
  6.50             -       1,200           -            -      19,799           -            -       3,500           -
  8.50        88,000           -      12,500            -           -           -            -      15,000           -
  9.33             -           -      16,500            -       1,500           -            -       2,250       1,500
12.313             -           -      12,500       82,500           -      15,000            -           -           -
12.625             -           -      20,000            -           -      20,000       97,500           -       7,500
13.50              -           -           -            -           -           -        2,500           -           -
13.625             -           -       2,750            -           -       1,500            -           -       2,250
              ------       -----      ------       ------      ------      ------      -------      ------      ------
              88,000       1,200      64,250       82,500      21,299      36,500      100,000      20,750      11,250
              ======       =====      ======       ======      ======      ======      =======      ======      ======

Options outstanding and exercisable:


                                                 September 30, 2000                     September 30, 1999
                                          -------------------------------         -------------------------------
Price                  Expiration
per Share                 Date            Outstanding         Exercisable         Outstanding         Exercisable
---------             -----------         -----------         -----------         -----------         -----------
$  6.50                11/17/1999                   -                   -               1,200               1,200
   8.50                  1/1/2005              57,500                   -                   -                   -
   8.50                11/11/2003              18,000              18,000                   -                   -
   9.33                11/16/2000               1,875               1,875               3,375               3,375
   9.33                11/16/1999                   -                   -              15,000              15,000
 12.313                  1/1/2004              40,000                   -              52,500                   -
 12.313                11/12/2002              15,000              15,000              15,000              15,000
 12.625                11/13/2001              15,000              15,000              15,000              15,000
 12.625                  1/1/2003              35,000              35,000              50,000                   -
 12.625                  1/1/2000                   -                   -               5,000               5,000
 13.50                   1/1/2003               2,500               2,500               2,500                   -
 13.625                11/21/2001               5,000               5,000               7,750               7,750
 13.625                11/21/2000              15,000              15,000              15,000              15,000
                                          -----------         -----------         -----------         -----------
                                              204,875             107,375             182,325              77,325
                                          ===========         ===========         ===========         ===========


DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE I--STOCK OPTION PLANS AND WARRANT (Continued)

If the Company had elected to recognize compensation costs for stock-based compensation plans based on the fair value at grant dates of awards under those plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have changed to the pro forma amounts indicated below:


                                                            Year ended              Year ended            Year ended
                                                           September 30,           September 30,         September 30,
                                                               2000                    1999                   1998
                                                           ------------            ------------          ------------
Net income      As reported                                 $1,907,000              $2,333,000            $3,700,000
                Pro forma                                    1,741,000               2,085,000             3,487,000

Basic earnings per share                                          $.40                    $.45                  $.68
                                                                  ====                    ====                  ====
Diluted earnings per share                                        $.40                    $.45                  $.67
                                                                  ====                    ====                  ====

Pro forma basic earnings per share                                $.37                    $.40                  $.64
                                                                  ====                    ====                  ====
Pro forma diluted earnings per share                              $.37                    $.40                  $.63
                                                                  ====                    ====                  ====

The fair value of the stock options used to compute pro forma income and earnings per share disclosures is the value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998:


                                                                  2000                1999                1998
                                                                 ------              ------              ------
Expected dividend yield                                           0.01%               0.01%               0.01%
Expected volatility                                              43.20%              35.60%              34.20%
Expected holding period in years                                 3 to 4              3 to 4              2 to 4
Risk-free interest rate                                           6.11%               4.69%               6.50%
Weighted average value of
  options granted during the year                                $3.52               $4.15               $4.20

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

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations by quarter for 2000 and 1999 were as follows (in thousands, except per share data):


                                                                         Quarter ended
                                                 -----------------------------------------------------------------
                                                 September 30,     June 30,           March 31,       December 31,
                                                     2000            2000               2000              1999
                                                    ------          ------             ------            ------
Revenues                                            $7,847          $6,998             $6,970            $6,453
Income from operations                               1,247             504                166               (18)
Net Income                                             885             507                309               206

Basic earnings
  per share                                           $.19            $.11               $.07              $.04
Diluted earnings
  per share                                           $.19            $.11               $.07              $.04


                                                                         Quarter ended
                                                 -----------------------------------------------------------------
                                                 September 30,     June 30,           March 31,       December 31,
                                                     1999           1999                1999             1998
                                                    ------         ------              ------           ------
Revenues                                            $8,960         $7,656              $6,991           $6,387
Income from operations                               1,601            897                 162              (79)
Net Income                                           1,261            736                 211              125

Basic earnings
  per share                                           $.25           $.14                $.04             $.02
Diluted earnings
  per share                                           $.25           $.14                $.04             $.02


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.



                                      PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information contained under the caption "INFORMATION ABOUT THE NOMINEES AND DIRECTORS CONTINUING IN OFFICE" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2001 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information contained under the caption "EXECUTIVE COMPENSATION" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2001 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under the captions "VOTING SECURITIES, VOTING RIGHTS AND PRINCIPAL SECURITY HOLDERS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2001 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2001 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                      PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a.) 1. Financial Statements
     The following consolidated financial statements of Data Research Associates, Inc. and its subsidiaries are included in Item 8.

        Report of Independent Auditors
        Consolidated Balance Sheets as of September 30,
           2000 and 1999
        Consolidated Statements of Income for the years ended
           September 30, 2000, 1999, and 1998
        Consolidated Statements of Shareholders' Equity for the
           years ended September 30, 2000, 1999, and 1998
        Consolidated Statements of Cash Flows for the years ended
           September 30, 2000, 1999, and 1998
        Notes to Consolidated Financial Statements

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

(b)  Reports on 8-K

  No reports on Form 8-K were filed during the Registrant's fiscal year ended September 30, 2000.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts Years ended September 30, 2000, 1999, and 1998


Col. A                                    Col. B                  Col. C                     Col. D           Col. E
--------------------------------        -----------      ---------------------------       ----------        ----------
                                                                 Additions
                                                         ---------------------------
                                                         Charged          Charged
                                        Balance at       to Costs         to Other                           Balance
                                        Beginning        and              Accounts-         Deductions-      at end of
Description                             of Period        Expenses         Describe          Describe         Period
--------------------------------        -----------      ----------       ----------        ----------       -----------
2000
----
Reserves and allowances deducted
from asset accounts:
  Allowance for uncollectible
    accounts                            $  212,000       $   18,000       $116,000(1)       $  174,000(2)     $  172,000
  Accumulated amortization
    of deferred software
    costs                                1,136,000        1,436,000              -                   -         2,572,000
  Accumulated amortization
    of purchased software
    costs                                2,550,000          102,000              -              18,000(3)      2,634,000
  Valuation Allowance for
    deferred tax assets                    356,000                -              -             198,000(4)        158,000
1999
----
Reserves and allowances deducted
from asset accounts:
  Allowance for uncollectible
    accounts                            $  101,000       $        -       $145,000(1)       $   34,000(5)     $  212,000
  Accumulated amortization
    of deferred software
    costs                                1,711,000        1,019,000              -           1,594,000(6)      1,136,000
  Accumulated amortization
    of purchased software
    costs                                4,221,000          523,000              -           2,194,000(6)      2,550,000
  Valuation Allowance for
    deferred tax assets                    662,000                -              -             306,000(4)        356,000
1998
----
Reserves and allowances deducted
from asset accounts:
  Allowance for uncollectible
    accounts                            $  119,000       $        -              -          $   18,000(7)     $  101,000
  Accumulated amortization
    of deferred software
    costs                                1,360,000          351,000              -                   -         1,711,000
  Accumulated amortization
    of purchased software
    costs                                3,685,000          536,000              -                   -         4,221,000
  Valuation Allowance for
    deferred tax assets                    695,000                -              -              33,000(4)        662,000

---------------
(1)   Reserve amount for sales returns and allowances.
(2)   Actual write-off of bad debt and collected amounts previously reserved.
(3)   Revaluation of foreign reserve accounts.
(4)   Utilization of foreign net operating loss carryforwards.
(5)   Actual write-off of bad debt
(6)   Write-off of fully amortized software and intangibles.
(7)   Collected amounts previously reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on December 15, 2000.

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


          Name                        Title                     Date

 /s/Michael J. Mellinger        Director, President,           12/15/00
------------------------     ----------------------------      --------
    Michael J. Mellinger      and Chief Executive Officer
                             (Principal Executive Officer)

 /s/Katharine W. Biggs            Vice-President and           12/15/00
------------------------     ----------------------------      --------
    Katharine W. Biggs         Chief Financial Officer
                              (Principal Financial and
                                 Accounting Officer)

 /s/F. Gilbert Bickel III             Director                 12/15/00
------------------------     ----------------------------      --------
    F. Gilbert Bickel III

 /s/Carole Cotton                     Director                 12/15/00
------------------------     ----------------------------      --------
    Carole Cotton

  /s/Donald P. Gallop                 Director                 12/15/00
 -----------------------     ----------------------------      --------
    Donald P. Gallop

 /s/Marilyn Gell Mason                Director                 12/15/00
------------------------     ---------------------------       --------
    Marilyn Gell Mason

 /s/Howard L. Wood                    Director                 12/15/00
------------------------     ----------------------------      --------
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

10.7  Data Research Associates, Inc. Cafeteria Plan as restated.

21    Subsidiaries of the Registrant.

23    Consent of Ernst & Young LLP, independent auditors.

24    Power of Attorney (set forth on signature page).

27    Financial Data Schedule

99.1  Cautionary Statements--Additional Important Factors To Be Considered