Form 10-Q
period 2000-12-31
DATA RESEARCH ASSOCIATES INC
filed 2001-01-25
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000
                                   -------------------------------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At January 15, 2001, there were 4,640,300 shares of the registrant's common stock outstanding.

                                      INDEX

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -December 31, 2000
                                            and September 30, 2000

         Consolidated statements of income -Three months ended December 31,
                                            2000 and 1999

         Consolidated statements of cash flows -Three months ended December 31,
                                                2000 and 1999


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


SIGNATURES

EXHIBIT INDEX

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                               December 31,         September 30,
                                                                                   2000                 2000
                                                                               (Unaudited)
                                                                               ------------         ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 6,258              $ 8,547
   Short-term investments                                                            14,464               11,603
   Account receivable less allowances of $150
     at December 31, 2000 and $172 at
       September 30, 2000:
         Billed                                                                       3,670                5,491
         Unbilled                                                                       425                  544
                                                                                    -------              -------
                                                                                      4,095                6,035
   Income taxes receivable                                                              258                    -
   Inventories                                                                          120                   70
   Prepaid expenses                                                                   1,065                  794
   Other current assets                                                                 236                  236
                                                                                    -------              -------
TOTAL CURRENT ASSETS                                                                 26,496               27,285

PROPERTY AND EQUIPMENT:
   Land and improvements                                                                504                  504
   Building and improvements                                                          2,697                2,697
   Data processing equipment                                                          6,132                6,059
   Furniture, fixtures, and other                                                     3,890                3,871
                                                                                    -------              -------
                                                                                     13,223               13,131
   Less accumulated depreciation                                                      8,447                8,007
                                                                                    -------              -------
                                                                                      4,776                5,124
DEFERRED SOFTWARE COSTS
   (net of accumulated amortization
   of $3,020 at December 31, 2000, and $2,572
   at September 30, 2000)                                                             5,578                5,571

INTANGIBLE ASSETS
   (net of accumulated amortization
   of $2,662 at December 31, 2000, and $2,634
   at September 30, 2000)                                                               307                  333
                                                                                    -------              -------
                                                                                    $37,157              $38,313
                                                                                    =======              =======

                                                                               December 31,         September 30,
                                                                                   2000                 2000
                                                                               (Unaudited)
                                                                               ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $   499              $   690
   Employee compensation                                                                447                  443
   Deferred revenue                                                                   4,782                5,552
   Customer deposits                                                                  1,330                1,114
   Other accrued liabilities                                                            418                  492
   Income taxes payable                                                                   -                   17
   Deferred income taxes                                                                113                  113
                                                                                    -------              -------
                                                                                      7,589                8,421

DEFERRED INCOME TAXES                                                                 1,940                1,940

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
     $.01 per share--1,000
     shares authorized, no shares
     issued                                                                               -                    -
   Common stock, par value
     $.01 per share--10,000
     shares authorized, 5,557
     shares issued at December 31, 2000
     and September 30, 2000                                                              56                   56
   Additional paid-in capital                                                         5,453                5,490
   Accumulated other comprehensive loss                                                (173)                (196)
   Retained earnings                                                                 31,698               31,903
                                                                                    -------              -------
                                                                                     37,034               37,253
   Less cost of treasury stock, 907 shares
     at December 31, 2000, and 883 shares
     at September 30, 2000                                                           (9,406)              (9,301)
                                                                                    -------              -------
TOTAL SHAREHOLDERS' EQUITY                                                           27,628               27,952
                                                                                    -------              -------
                                                                                    $37,157              $38,313
                                                                                    =======              =======

See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)

                                                                         Three months ended
                                                                            December 31,
                                                                     2000                 1999
                                                                  ----------           ----------
REVENUES
   Hardware                                                          $   123              $   508
   Software                                                              440                  746
   Service and other                                                   5,106                5,199
                                                                     -------              -------
                                                                       5,669                6,453
EXPENSES
   Cost of Revenues
     Hardware                                                             86                  345
     Software                                                            395                  258
     Service and other                                                 1,412                1,418
                                                                     -------              -------
                                                                       1,893                2,021

   Salaries and employee benefits                                      2,790                2,708
   General and administrative
     Expenses                                                          1,187                1,252
   Depreciation and amortization                                         429                  490
                                                                     -------              -------
                                                                       6,299                6,471

INCOME (LOSS) FROM OPERATIONS                                           (630)                 (18)

OTHER INCOME                                                             329                  320
                                                                     -------              -------
INCOME (LOSS) BEFORE INCOME TAXES                                       (301)                 302

PROVISION FOR INCOME TAXES                                               (96)                  96
                                                                     -------              -------
NET INCOME (LOSS)                                                    $  (205)             $   206
                                                                     =======              =======

Basic and Diluted earnings per share                                 $  (.04)             $   .04
                                                                     =======              =======
Dividends per share                                                  $     -              $     -
                                                                     =======              =======

See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                        Three months ended
                                                                                           December 31,
                                                                                 2000                        1999
                                                                             ------------                ------------
OPERATING ACTIVITIES
Net income (loss)                                                               $   (205)                   $    206
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
    Depreciation and amortization                                                    903                         835
    Changes in operating assets
      and liabilities:
      Accounts receivable                                                          1,968                         671
      Inventories                                                                    (48)                        (20)
      Prepaid expenses and
        other current assets                                                        (528)                       (539)
      Accounts payable and
        other current liabilities                                                   (855)                         80
      Note receivable                                                                 --                           3
                                                                                --------                    --------
NET CASH PROVIDED
BY OPERATING ACTIVITIES                                                            1,235                       1,236

INVESTING ACTIVITIES
  Purchase of property
    and equipment                                                                    (77)                       (169)
  Deferred software costs                                                           (456)                       (439)
  Purchase of short-term
    investments                                                                  (14,464)                         --
  Proceeds from sale of
    short-term investments                                                        11,603                          --
                                                                                --------                    --------
NET CASH USED BY
INVESTING ACTIVITIES                                                              (3,394)                       (608)

FINANCING ACTIVITIES
  Proceeds from options exercised                                                     24                          31
  Purchase of treasury shares                                                       (166)                       (934)
                                                                                --------                    --------
NET CASH USED BY
FINANCING ACTIVITIES                                                                (142)                       (903)

Effect of exchange rate changes
on cash and cash equivalents                                                          12                           2
                                                                                --------                    --------
NET DECREASE IN
CASH AND CASH EQUIVALENTS                                                         (2,289)                       (273)

Cash and cash equivalents
at beginning of year                                                               8,547                      17,022
                                                                                --------                    --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                                  $  6,258                    $ 16,749
                                                                                ========                    ========



See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                      (In thousands, except per share data)

Note 1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 2000, contained in the Company's annual report for the year ended September 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market. The Company had only finished goods in inventory at December 31, 2000 and September 30, 2000.

Note 3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                           Three Months
                                                                                              Ended
                                                                                           December 31,
                                                                                  2000                      1999
                                                                                  ----                      ----
Numerator:
 Numerator for basic and diluted
  earnings per share - net income (loss)                                         $ (205)                   $  206
                                                                                 ======                    ======

Denominator:
 Denominator for basic earnings
  per share-weighted average shares                                               4,671                     4,868

 Effect of dilutive securities:
  Stock options                                                                      --                         3
                                                                                 ------                    ------

 Denominator for diluted earnings
  per share-adjusted weighted average
  shares and assumed conversions                                                  4,671                     4,871
                                                                                 ======                    ======

 Basic earnings (loss) per share                                                 $ (.04)                   $  .04
                                                                                 ======                    ======

 Diluted earnings (loss) per share                                               $ (.04)                   $  .04
                                                                                 ======                    ======

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three month period ended December 31, 2000 and 1999 are as follows:

                                            Three Months
                                                Ended
                                             December 31,
                                           --------------
                                            2000     1999
                                           --------------
Net income (loss)                          $(205)    $206
Foreign currency translation adjustment       23       21
                                           --------------
Comprehensive income                       $(182)    $227
                                           ==============

The components of accumulated other comprehensive loss, net of related tax, at December 31, 2000 and September 30, 2000, are as follows:

                                                   Dec 31, 2000    Sept 30, 2000
                                                   -----------------------------
Foreign currency translation adjustment                 $(173)           $(196)
                                                   -----------------------------
Accumulated other comprehensive income                  $(173)           $(196)
                                                   =============================


Note 5. Recent Accounting Pronouncements

Effective October 1, 2000, the Company adopted the Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and SFAS No.
138. Adoption of SFAS No. 133 did not impact the Company's financial statements.

DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company's revenue recognition policy is discussed in Note A to the 2000 consolidated financial statements in the Company's Form 10-K for the year ended September 30, 2000. The components of the cost for development of software primarily include salaries and employee benefits and are expensed as incurred until such costs qualify as deferred software costs which are amortized over the estimated useful life of the product. The amortization of capitalized software is allocated as a direct cost of licensing DRA software. The Company typically experiences greater gross margin on software licenses and services than on sales of hardware. The Company's profitability depends in part on the mix of its revenue components and not necessarily on total revenues.

The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company's revenues are and will be increasingly dependent on sales of its next-generation system, Taos, which is based on object-oriented client/server design. Certain modules of Taos went into general release during the fourth quarter of fiscal 1999 and are currently in use at customer sites. During fiscal 2000, one additional module was released and an additional module is expected to be released late in fiscal 2001. The timing of the completion of this additional module may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. For additional factors that should be read in conjunction with this disclosure, see Exhibit
99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 2000.


Forward Looking Statements

Except for the historical information and statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the matters and items contained in this document, including MD&A, contain a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections, any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the disclosures in
Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered," in the Company's Form 10-K for the year ended September 30, 2000.

Results of Operations

Three Months Ended December 31, 2000 compared to Three Months Ended December 31, 1999

  Hardware revenues decreased $.4 million, or 76%, to $.1 million in the three months ended December 31, 2000, compared to $.5 million for the three months ended December 31, 1999. The primary reason for the decrease is the lack of major hardware shipments in the three months ended December 31, 2000. In the three months ended December 31, 1999 there was one large shipment to an existing customer and one large installation at a new site. The gross margin percentage on hardware was 30% in the three months ended December 31, 2000 and 32% in the three months ended December 31, 1999. The decrease in margin is primarily due to the mix in types of hardware sold.

  Software revenues decreased $.3 million, or 41%, to $.4 million in the three months ended December 31, 2000, compared to $.7 million in the three months ended December 31, 1999. The Company had $.2 million in new contract revenue in the three month periods ended December 31, 1999, with no similar new contract revenue in the three months ended December 31, 2000. The gross margin percentage on software was 10% in the three months ended December 31, 2000, and 65% in the three months ended December 31, 1999. The decrease in margin is primarily attributable to the reduced revenue in the three months ended December 31, 2000, which was less able to support the amortization of the software development costs.

  Service and other revenues decreased $.1 million, or 2%, to $5.1 million in the three months ended December 31, 2000, compared to $5.2 million in the three months ended December 31, 1999. The primary reason for the decrease is the reduction in service revenue associated with the implementation of new software contract revenue in the three months ended December 31, 2000. The gross margin percentage on service and other revenues was 72% in the three months ended December 31, 2000, and 73% in the three months ended December 31, 1999.

  Salaries and employee benefits increased $.1 million, or 3%, to $2.8 million in the three months ended December 31, 2000, from $2.7 million in the three months ended December 31, 1999. Annual salary increases in the three months ended December 31, 2000, were mitigated somewhat by the capitalization of salaries and benefits associated with software development.

  General and administrative expenses decreased $.1 million, or 5%, to $1.2 million in the three months ended December 31, 2000, from $1.3 million in the three months ended December 31, 1999. This decline is primarily attributable to a decrease in travel expenses, employee recruitment and general office supplies.

  Income from operations decreased $.6 million, to $.6 million loss in the three months ended December 31, 2000, from near break even in the three months ended December 31, 1999. The primary contributor to the decline is the reduction of revenue in the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

  The Company's consolidated effective tax rate was 32% for the three month period ended December 31, 2000, and for the three month period ended December 31, 1999.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At December 31, 2000, the Company's working capital was $18.9 million and its ratio of current assets to current liabilities was 3.5 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.2 to 1 at September 30, 2000.

  Net cash provided by operating activities was $1.2 million for the three months ended December 31, 2000, remaining consistent with the three months ended December 31, 1999. A decrease in net income in the three months ended December 31, 2000, is offset by an increase in cash provided by a decrease in accounts receivable.

  Net cash used by investing activities was $3.4 million for the three months ended December 31, 2000, compared to net cash used of $.6 million for the three months ended December 31, 1999. The decrease in net cash provided by investing activities is primarily due to the shift of focus to cash investments of 90 days or more, resulting in the reclassification of cash to short-term investments.

  Net cash used by financing activities was $.1 million for the three months ended December 31, 2000, compared to $.9 million for the nine months ended December 31, 1999. Purchases of treasury stock in the amount of $.2 million for the three months ended December 31, 2000, compared to $.9 million for the three months ended December 31, 1999 accounted for the decrease in cash used.

  The Company has a $6.0 million line of credit which expires in January 2001 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $6.3 million, short-term investments of $14.5 million, accounts receivable of $4.1 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $7.6 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of approximately $1.9 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.


Item 3.  Qualitative and Quantitative Disclosures About Market Risk

The Company's exposure to potential near-term losses in future earnings, fair value or cash flows resulting from reasonably possible changes in market rates or prices is not material.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 5. Other Information.

The Company has released version 1.0 of some modules of its next generation system, Taos, and expects to release version 1.0 of Acquisitions, the module that will complete the suite of Taos products, late in fiscal 2001. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos once it is completed. Those contracts include terms that are modified from time-to-time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. The Company has experienced some delays with certain contractual installation schedules, which has resulted in the modification of certain of these schedules and the termination of certain contracts. During the first quarter of fiscal 2001 the Company received written notice from one customer which has implemented Taos that it considered the Company to be in significant breach of its agreement with the customer and requesting a partial refund of funds paid to the Company. The Company reached an amicable settlement with the customer. Subsequent to the end of the of the first quarter of fiscal 2001 a large academic customer which had previously notified DRA that it considered the Company to be in material breach of its agreement with the customer, notified the Company in writing that it is withdrawing its claim of material breach. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in these projects. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff. For additional risk factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered" in the Company's Form 10-K for the year ended September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          There are no exhibits required.

    (b)   Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the three months ended December 31, 2000.

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



January 25, 2001                            /s/Michael J. Mellinger
----------------                            ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

January 25, 2001                            /s/Katharine W. Biggs
----------------                            ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)