Form 10-Q
period 2001-03-31
DATA RESEARCH ASSOCIATES INC
filed 2001-05-15
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001
                                   -------------------------------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At April 16, 2001, there were 4,517,278 shares of the registrant's common stock outstanding.

                                      INDEX

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -March 31, 2001
                                            and September 30, 2000

         Consolidated statements of income -Three months ended March 31,
                                            2001 and 2000
                                           -Six months ended March 31,
                                            2001 and 2000

         Consolidated statements of cash flows -Six months ended March 31,
                                                2001 and 2000


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

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                  March 31,           September 30,
                                                                                    2001                  2000
                                                                                 (Unaudited)
                                                                                 ------------          ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 9,131               $ 8,547
   Short-term investments                                                             9,583                11,603
   Account receivable less allowances of $198
     at March 31, 2001 and $172 at
       September 30, 2000:
         Billed                                                                       4,669                 5,491
         Unbilled                                                                       613                   544
                                                                                    -------               -------
                                                                                      5,282                 6,035
   Inventories                                                                          110                    70
   Prepaid expenses                                                                   1,164                   794
   Other current assets                                                                 255                   236
                                                                                    -------               -------
TOTAL CURRENT ASSETS                                                                 25,525                27,285

PROPERTY AND EQUIPMENT:
   Land and improvements                                                                504                   504
   Building and improvements                                                          2,697                 2,697
   Data processing equipment                                                          6,106                 6,059
   Furniture, fixtures, and other                                                     3,940                 3,871
                                                                                    -------               -------
                                                                                     13,247                13,131
   Less accumulated depreciation                                                      8,716                 8,007
                                                                                    -------               -------
                                                                                      4,531                 5,124
DEFERRED SOFTWARE COSTS
   (net of accumulated amortization
   of $3,431 at March 31, 2001, and $2,572
   at September 30, 2000)                                                             5,695                 5,571

INTANGIBLE ASSETS
   (net of accumulated amortization
   of $2,650 at March 31, 2001, and $2,634
   at September 30, 2000)                                                               282                   333
                                                                                    -------               -------
                                                                                    $36,033               $38,313
                                                                                    =======               =======

                                                                                    March 31,          September 30,
                                                                                      2001                  2000
                                                                                   (Unaudited)
                                                                                   ------------          ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $   640               $   690
   Employee compensation                                                                546                   443
   Deferred revenue                                                                   4,265                 5,552
   Customer deposits                                                                  1,053                 1,114
   Other accrued liabilities                                                            902                   492
   Income taxes payable                                                                 352                    17
   Deferred income taxes                                                                113                   113
                                                                                    -------               -------
                                                                                      7,871                 8,421

DEFERRED INCOME TAXES                                                                 1,772                 1,940

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
     $.01 per share--1,000
     shares authorized, no shares
     issued                                                                               -                     -
   Common stock, par value
     $.01 per share--10,000
     shares authorized, 5,557
     shares issued at March 31, 2001
     and September 30, 2000                                                              56                    56
   Additional paid-in capital                                                         5,415                 5,490
   Accumulated other comprehensive loss                                                (301)                 (196)
   Retained earnings                                                                 31,350                31,903
                                                                                    -------               -------
                                                                                     36,520                37,253
   Less cost of treasury stock, 1,029 shares
     at March 31, 2001, and 883 shares
     at September 30, 2000                                                          (10,130)               (9,301)
                                                                                    -------               -------
TOTAL SHAREHOLDERS' EQUITY                                                           26,390                27,952
                                                                                    -------               -------
                                                                                    $36,033               $38,313
                                                                                    =======               =======














See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)

                                                                     Three months ended              Six months ended
                                                                          March 31,                      March 31,
                                                                     2001            2000           2001           2000
                                                                   ---------      ---------       --------       --------

REVENUES
   Hardware                                                        $   617         $   435         $   740        $   943
   Software                                                          1,471           1,330           1,911          2,076
   Service and other                                                 5,149           5,205          10,255         10,404
                                                                   -------         -------         -------        -------
                                                                     7,237           6,970          12,906         13,423
EXPENSES
   Cost of Revenues
     Hardware                                                          455             381             541            726
     Software                                                          486             264             881            522
     Service and other                                               1,206           1,417           2,617          2,834
                                                                   -------         -------         -------        -------
                                                                     2,147           2,062           4,039          4,082

   Salaries and employee benefits                                    2,923           2,974           5,712          5,682
   General and administrative
     expenses                                                        1,428           1,340           2,615          2,593
   Depreciation and amortization                                       359             428             789            918
                                                                   -------         -------         -------        -------
                                                                     6,857           6,804          13,155         13,275

INCOME (LOSS) FROM OPERATIONS                                          380             166            (249)           148

OTHER INCOME                                                           332             286             660            606
                                                                   -------         -------         -------        -------
INCOME (LOSS) BEFORE INCOME TAXES                                      712             452             411            754

PROVISION FOR INCOME TAXES                                             503             143             407            239
                                                                  --------         -------         -------        -------
NET INCOME (LOSS)                                                 $    209         $   309         $     4        $   515
                                                                  ========         =======         =======        =======

Basic and Diluted earnings per share                              $    .05         $   .07         $     -        $   .11
                                                                  ========         =======         =======        =======
Dividends per share                                               $    .12         $   .12         $   .12        $   .12
                                                                  ========         =======         =======        =======






















See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                Six months ended
                                                                                   March 31,
                                                                           2001                 2000
                                                                       ------------         ------------

OPERATING ACTIVITIES
Net income (loss)                                                       $     4            $    515
Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
    Depreciation and amortization                                         1,699               1,607
    Deferred taxes                                                         (174)                  -
    Changes in operating assets
      and liabilities:
      Accounts receivable                                                   603               2,089
      Inventories                                                           (41)                (39)
      Prepaid expenses and
        other current assets                                               (392)               (511)
      Accounts payable and
        other current liabilities                                          (455)               (805)
      Note receivable                                                         -                   3
                                                                        -------            --------
NET CASH PROVIDED
BY OPERATING ACTIVITIES                                                   1,244               2,859

INVESTING ACTIVITIES
  Purchase of property
    and equipment                                                          (202)               (375)
  Deferred software costs                                                  (986)               (907)
  Purchase of short-term
    investments                                                         (24,047)                  -
  Proceeds from sale of
    short-term investments                                               26,067                   -
                                                                        -------            --------
NET CASH PROVIDED BY (USED BY)
INVESTING ACTIVITIES                                                        832              (1,282)

FINANCING ACTIVITIES
  Proceeds from options exercised                                            54                  64
  Purchase of treasury shares                                              (957)             (2,141)
  Dividends paid                                                           (557)               (581)
                                                                        -------            --------
NET CASH USED BY
FINANCING ACTIVITIES                                                     (1,460)             (2,658)

Effect of exchange rate changes
on cash and cash equivalents                                                (32)                (37)
                                                                        -------            --------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                   584              (1,118)

Cash and cash equivalents
at beginning of year                                                      8,547              17,022
                                                                        -------            --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                          $ 9,131            $ 15,904
                                                                        =======            ========





See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (In thousands, except per share data)

Note 1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 2000, contained in the Company's annual report for the year ended September 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market. The Company had only finished goods in inventory at March 31, 2001 and September 30, 2000.

Note 3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:



                                                                       Three Months               Six Months
                                                                           Ended                     Ended
                                                                          March 31,                 March 31,
                                                                     2001          2000         2001         2000
                                                                     ----          ----         ----         ----

Numerator:
 Numerator for basic and diluted
  earnings per share - net income (loss)                            $   209       $   309      $     4      $   515
                                                                    =======       =======      =======      =======

Denominator:
 Denominator for basic earnings
  per share-weighted average shares                                   4,585         4,751        4,629        4,810

 Effect of dilutive securities:
  Stock options                                                          27             -           17            1
                                                                    -------       -------      -------      -------

 Denominator for diluted earnings
  per share-adjusted weighted average
  shares and assumed conversions                                      4,612         4,751        4,646        4,811
                                                                    =======       =======      =======      =======

 Basic earnings (loss) per share                                    $   .05       $   .07      $     -      $   .11
                                                                    =======       =======      =======      =======

 Diluted earnings (loss) per share                                  $   .05       $   .07      $     -      $   .11
                                                                    =======       =======      =======      =======

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Comprehensive Income

The components of comprehensive income (loss), net of related tax, for the three and six month periods ended March 31, 2001 and 2000 are as follows:

                                                                          Three Months                Six Months
                                                                             Ended                      Ended
                                                                            March 31,                  March 31,
                                                                       2001          2000         2001         2000
                                                                       ----          ----         ----         ----
Net Income                                                            $  209        $  309       $    4       $  515
Foreign currency translation adjustment                                 (128)          (36)        (105)         (15)
                                                                      ------        ------       ------       ------
Comprehensive income                                                  $   81        $  273       $ (101)      $  500
                                                                      ======        ======       ======       ======



The components of accumulated other comprehensive loss, net of related tax, at March 31, 2001 and September 30, 2000, are as follows:


                                                                                  Mar 31, 2001             Sept 30, 2000
                                                                                  ------------             -------------
Foreign currency translation adjustment                                             $  (301)                  $  (196)
                                                                                    -------                   -------
Accumulated other comprehensive income                                              $  (301)                  $  (196)
                                                                                    =======                   =======





Note 5. Income Taxes

In the second quarter ended March 31, 2001, the Company recorded a charge of $262,000 for a pending tax matter related to an ongoing Internal Revenue Service examination.

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

The Company's revenues and earnings can fluctuate from quarter to quarter depending upon, among other things, such factors as the complexity of customers' procurement processes, new product and service introductions by the Company and other vendors, delays in customer purchases due to timing of library professional conferences and trade shows, installation scheduling and customer delays in facilities preparation. In addition, a substantial portion of the Company's revenues for each quarter is attributable to a limited number of orders and tends to be realized towards the end of each quarter. Thus, even short delays or deferrals of sales near the end of a quarter can cause quarterly results to fluctuate substantially. The Company's revenues are and will be increasingly dependent on sales of its next-generation system, Taos, which is based on object-oriented client/server design. Certain modules of Taos went into general release during the fourth quarter of fiscal 1999 and are currently in use at customer sites. During fiscal 2000, one additional module was released and an additional module is expected to be in general release in the first quarter of fiscal 2002. The timing of the completion of this additional module may be affected by multiple factors, including rapid technological change, dependence on third-party suppliers and the relative scarcity of qualified technical staff. For additional factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors To Be Considered", in the Company's Form 10-K for the year ended September 30, 2000.


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

Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

  Hardware revenues increased $.2 million, or 42%, to $.6 million in the three months ended March 31, 2001, compared to $.4 million for the three months ended March 31, 2000. The primary reason for the increase is the revenue from one large hardware shipment for an existing customer migration to Taos in the three months ended March 31, 2001. The gross margin percentage on hardware was 26% in the three months ended March 31, 2001 and 12% in the three months ended March 31, 2000. A one time purchase of hardware equipment with no revenue stream extending from it, in the three months ended March 31, 2000, is the primary cause for the increase in margin.

  Software revenues increased $.2 million, or 11%, to $1.5 million in the three months ended March 31, 2001, compared to $1.3 million in the three months ended March 31, 2000. Software revenue generated from a large migration contract contributed to the increase in the three months ended March 31, 2001. The gross margin percentage on software was 67% in the three months ended March 31, 2001, and 80% in the three months ended March 31, 2000. The decrease in margin is primarily attributed to the increase in the amortization of software development costs in the three months ended March 31, 2001.

  Service and other revenues decreased $.1 million, or 1%, to $5.1 million in the three months ended March 31, 2001, compared to $5.2 million in the three months ended March 31, 2000. The primary reason for the decrease is the reduction in revenue from its internet services in the three months ended March 31, 2001. The gross margin percentage on service and other revenues was 77% in the three months ended March 31, 2001, and 73% in the three months ended March 31, 2000.

  Salaries and employee benefits decreased $.1 million, or 2%, to $2.9 million in the three months ended March 31, 2001, from $3.0 million in the three months ended March 31, 2000. Annual salary increases have been offset by several positions that remain unfilled in the three months ended March 31, 2001.

  General and administrative expenses increased $.1 million, or 7%, to $1.4 million in the three months ended March 31, 2001, from $1.3 million in the three months ended March 31, 2000. This increase is primarily attributable to an increase in professional services coupled with an increase in expense relating to the Company's annual user conference.

  Income from operations increased $.2 million, to $.4 million in the three months ended March 31, 2001, from $.2 million in the three months ended March 31, 2000. The primary contributor to the increase is the growth in revenue in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

  The Company recorded a onetime charge for pending tax matters related to an Internal Revenue Service examination. Without the effect of this $.3 million charge, the Company's consolidated effective tax rate was 34% for the three month period ended March 31, 2001, compared to 32% for the three month period ended March 31, 2000. With the effect of the $.3 million charge, the Company's consolidated effective tax rate was 71% for the three month period ended March 31, 2001.

Results of Operations

Six Months Ended March 31, 2001 compared to Six Months Ended March 31, 2000

  Hardware revenues decreased $.2 million, or 22%, to $.7 million in the six months ended March 31, 2001, from $.9 million in the six months ended March 31, 2000. In the six months ended March 31, 2001, the Company had one large and several small migration sites resulting in hardware revenue. In the six months ended March 31, 2000, the Company had hardware revenue related to the server installation of the Company's web based public access product, coupled with the installation of one Taos server and a large network upgrade. The gross margin percentage on hardware was 27% in the six months ended March 31, 2001 and 23% in the six months ended March 31, 2000. A one time purchase of hardware equipment in the six months ended March 31, 2000, with no revenue stream extending from it is the primary cause of the margin increase in the six months ended March 31, 2001.

Software license revenues decreased $.2 million, or 8%, to $1.9 million in the six months ended March 31, 2001, from $2.1 million in the six months ended March 31, 2000. The decrease is due primarily to the lack of new contract revenue in the six months ended March 31, 2001. The Company had two new Taos installations, with revenue of $.2 million, in the six months ended March 31, 2000. The gross margin percentage on software was 54% in the six months ended March 31, 2001, and 75% in the six months ended March 31, 2000. The decrease in margin is primarily attributed to the increase in the amortization of software development costs in the six months ended March 31, 2001.

  Service and other revenues decreased $.1 million, or 1%, to $10.3 million in the six months ended March 31, 2001, compared to $10.4 million in the six months ended March 31, 2000. An increase in maintenance, the major component of service and other revenue, was offset by a decline in business internet revenue. The gross margin percentage on service and other revenues was 74% in the six months ended March 31, 2001, and 73% in the six months ended March 31, 2000.

  Salaries and employee benefits remained consistent at $5.7 million in the six months ended March 31, 2001 and the six months ended March 31, 2000. Annual salary increases have been offset by several positions that remain unfilled in the six months ended March 31, 2001.

  General and administrative expenses remained consistent at $2.6 million in the six months ended March 31, 2001 and the six months ended March 31, 2000.

  Income from operations decreased $.4 million to a loss of $.3 million in the six months ended March 31, 2001, compared to a profit of $.1 million in the six months ended March 31, 2000. The primary contributor to the decline is the reduction of revenue in the six months ended March 31, 2001 as compared to the six months ended March 31, 2000.

  The Company recorded a onetime charge for pending tax matters related to an Internal Revenue Service examination. Without the effect of this $.3 million charge, the Company's consolidated effective tax rate was 35% for the six month period ended March 31, 2001, compared to 32% for the six month period ended March 31, 2000. With the effect of the $.3 million charge, the Company's consolidated effective tax rate was 99% for the six month period ended March 31, 2001.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At March 31, 2001, the Company's working capital was $17.7 million and its ratio of current assets to current liabilities was 3.2 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.2 to 1 at September 30, 2000.

  Net cash provided by operating activities was $1.2 million for the six months ended March 31, 2001, compared to $2.9 million in the six months ended March 31, 2000. A decrease in net income, coupled with a decrease in cash received from accounts receivable, in the six months ended March 31, 2001, is the primary reason for the decline.

  Net cash provided by investing activities was $.8 million for the six months ended March 31, 2001, compared to net cash used of $1.3 million for the six months ended March 31, 2000. The increase in net cash provided by investing activities is primarily due to the shift of focus to cash investments of 90 days or less, resulting in the reclassification of short-term investments to cash equivalents.

  Net cash used by financing activities was $1.5 million for the six months ended March 31, 2001, compared to $2.7 million for the nine months ended March 31, 2000. Purchases of treasury stock in the amount of $1.0 million for the six months ended March 31, 2001, compared to $2.1 million for the six months ended March 31, 2000 accounted for the decrease in cash used.

  The Company has a $6.0 million line of credit which expires in January 2002 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $9.1 million, short-term investments of $9.6 million, accounts receivable of $5.3 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $7.9 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of approximately $1.8 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.


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

                        DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on February 14, 2001. Of the 4,676,390 shares entitled to vote at the Annual Meeting, 4,195,301 shares were present at such meeting in person or by proxy.

     (b)  Not applicable.

     (c) At the Annual Meeting, the shareholders of the Company, elected Michael J. Mellinger as a Class A Director of the Company, to hold office until his successor has been duly elected and qualified, by a vote of 4,185,665 for and 9,636 withheld. At the Annual Meeting, the shareholders of the Company, elected F. Gilbert Bickel as a Class A Director of the Company, to hold office until his successor has been duly elected and qualified, by a vote of 4,187,115 for and 8,186 withheld. At the Annual Meeting, the shareholders of the Company, voted for the approval of the Company's 2001 Stock Option Plan by a vote of 3,352,340 for and 842,961 withheld.

Item 5.   Other Information.

The Company has released version 1.0 of some modules of its next generation system, Taos, and expects to release version 1.0 of Acquisitions, the module that will complete the suite of Taos products, early in fiscal 2002. During the development of Taos, the Company has pursued contractual arrangements with library systems desiring to purchase Taos once it is completed. Those contracts include terms that are modified from time-to-time by agreement between the parties, including terms with respect to the anticipated installation dates for the various modules of the Taos system, but libraries are not obligated to agree to such amendments. The Company has experienced some delays with certain contractual installation schedules, which has resulted in the modification of certain of these schedules and the termination of certain contracts. While the Company believes that it will be able to substantially comply with the Taos installation schedules currently in place with its customers, a variety of factors could add additional delays in these projects. Such factors include the difficulties associated with incorporating rapid technological change into the Taos system, the Company's dependence on third-party suppliers, and the relative scarcity of qualified technical staff. For additional risk factors that should be read in conjunction with this disclosure, see Exhibit 99.1 "Cautionary Statements - Additional Important Factors to Be Considered" in the Company's Form 10-K for the year ended September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Exhibit 10.1 Data Research Associates, Inc. 2001 Stock Option Plan, as
                       approved on February 14, 2001

     (b)  Reports on Form 8-K

          A report on Form 8-K (the date of report being January 8, 2001) was filed on January 9, 2001. The items reported were Item 5 Other Events and Item 7 Financial Statements and Exhibits.

PART II.  OTHER INFORMATION

                    DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DATA RESEARCH ASSOCIATES, INC.



May 15, 2001                                /s/Michael J. Mellinger
--------------                              ------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

May 15, 2001                                /s/Katharine W. Biggs
--------------                              ------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)