Form 10-Q
period 2001-06-30
DATA RESEARCH ASSOCIATES INC
filed 2001-08-14
CIK 887085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001
                                   --------------------------------------------

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------------------------------------------

Commission File Number: 0-20244
                        -------------------------------------------------------

                         DATA RESEARCH ASSOCIATES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MISSOURI                                              43-1063230
-------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1276 NORTH WARSON RD.  ST. LOUIS, MISSOURI                          63132
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(314) 432-1100
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 9, 2001, there were 4,500,204 shares of the registrant's common stock outstanding.

                                      INDEX

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets       -June 30, 2001
                                            and September 30, 2000

         Consolidated statements of income -Three months ended June 30,
                                            2001 and 2000
                                           -Nine months ended June 30,
                                            2001 and 2000

         Consolidated statements of cash flows -Nine months ended June 30,
                                                2001 and 2000


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

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                     June 30,     September 30,
                                                       2001            2000
                                                   (Unaudited)
                                                   -----------    -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $ 4,063         $ 8,547
   Short-term investments                             15,154          11,603
   Account receivable less allowances of $221
     at June 30, 2001 and $172 at
       September 30, 2000:
         Billed                                        5,983           5,491
         Unbilled                                        400             544
                                                     -------         -------
                                                       6,383           6,035
   Inventories                                           104              70
   Prepaid expenses                                      933             794
   Other current assets                                  278             236
                                                     -------         -------
TOTAL CURRENT ASSETS                                  26,915          27,285

PROPERTY AND EQUIPMENT:
   Land and improvements                                 504             504
   Building and improvements                           2,697           2,697
   Data processing equipment                           6,221           6,059
   Furniture, fixtures, and other                      4,028           3,871
                                                     -------         -------
                                                      13,450          13,131
   Less accumulated depreciation                       9,084           8,007
                                                     -------         -------
                                                       4,366           5,124
DEFERRED SOFTWARE COSTS
   (net of accumulated amortization
   of $3,837 at June 30, 2001, and $2,572
   at September 30, 2000)                              5,897           5,571

INTANGIBLE ASSETS
   (net of accumulated amortization
   of $2,705 at June 30, 2001, and $2,634
   at September 30, 2000)                                256             333
                                                     -------         -------
                                                     $37,434         $38,313
                                                     =======         =======



                                                     June 30,     September 30,
                                                       2001            2000
                                                   (Unaudited)
                                                   -----------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                 $    830         $   690
   Employee compensation                                 635             443
   Deferred revenue                                    5,614           5,552
   Customer deposits                                   1,106           1,114
   Other accrued liabilities                             589             492
   Income taxes payable                                  350              17
   Deferred income taxes                                 113             113
                                                    --------         -------
                                                       9,237           8,421

DEFERRED INCOME TAXES                                  1,767           1,940

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par value
     $.01 per share - 1,000
     shares authorized, no shares
     issued                                                -               -
   Common stock, par value
     $.01 per share - 10,000
     shares authorized, 5,557
     shares issued at June 30, 2001
     and September 30, 2000                               56              56
   Additional paid-in capital                          5,403           5,490
   Accumulated other comprehensive loss                 (229)           (196)
   Retained earnings                                  31,480          31,903
                                                    --------         -------
                                                      36,710          37,253
   Less cost of treasury stock, 1,056 shares
     at June 30, 2001, and 883 shares
     at September 30, 2000                           (10,280)         (9,301)
                                                    --------         -------
TOTAL SHAREHOLDERS' EQUITY                            26,430          27,952
                                                    --------         -------
                                                    $ 37,434         $38,313
                                                    ========         =======





See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)

                                       Three months ended     Nine months ended
                                            June 30,             June 30,
                                       ------------------     -----------------
                                        2001         2000      2001       2000
                                       ------       ------    -------   -------
REVENUES
   Hardware                            $  182       $  578    $   922   $ 1,521
   Software                             1,206        1,161      3,117     3,237
   Service and other                    5,240        5,259     15,495    15,664
                                       ------       ------    -------   -------
                                        6,628        6,998     19,534    20,422
EXPENSES
   Cost of Revenues
     Hardware                             139          415        681     1,141
     Software                             631          378      1,511       901
     Service and other                  1,147        1,464      3,765     4,298
                                       ------       ------    -------   -------
                                        1,917        2,257      5,957     6,340

   Salaries and employee benefits       2,765        2,609      8,477     8,290
   General and administrative
     expenses                           1,327        1,196      3,941     3,789
   Depreciation and amortization          360          432      1,149     1,350
                                       ------       ------    -------   -------
                                        6,369        6,494     19,524    19,769

INCOME FROM OPERATIONS                    259          504         10       653

OTHER INCOME (EXPENSE)                    (57)         238        603       844
                                       ------       ------    -------   -------
INCOME BEFORE INCOME TAXES                202          742        613     1,497

PROVISION FOR INCOME TAXES                 71          235        479       475
                                       ------       ------    -------   -------
NET INCOME                             $  131       $  507    $   134   $ 1,022
                                       ======       ======    =======   =======

Basic and Diluted earnings per share   $  .03       $  .11    $   .03   $   .21
                                       ======       ======    =======   =======
Dividends per share                    $    -       $    -    $   .12   $   .12
                                       ======       ======    =======   =======






See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                          Nine months ended
                                                               June 30,
                                                      ------------------------
                                                        2001             2000
                                                      --------         -------
OPERATING ACTIVITIES
Net income                                            $    134         $ 1,022
Adjustments to reconcile net
  Income to net cash provided
  by operating activities:
    Depreciation and amortization                        2,491           2,416
    Deferred taxes                                        (174)             -
    Changes in operating assets
      and liabilities:
      Accounts receivable                                 (377)            42
      Inventories                                          (35)            (87)
      Prepaid expenses and
        other current assets                              (183)           (251)
      Accounts payable and
        other current liabilities                          850           2,084
      Note receivable                                        -               3
                                                      --------         -------
NET CASH PROVIDED
BY OPERATING ACTIVITIES                                  2,706           5,229

INVESTING ACTIVITIES
  Purchase of property
    and equipment                                         (387)           (505)
  Deferred software costs                               (1,595)         (1,360)
  Purchase of short-term
    investments                                        (39,201)           (983)
  Proceeds from sale of
    short-term investments                              35,650               -
                                                      --------         -------
NET CASH USED BY
INVESTING ACTIVITIES                                    (5,533)         (2,848)

FINANCING ACTIVITIES
  Proceeds from options exercised                           67              88
  Purchase of treasury shares                           (1,133)         (2,155)
  Dividends paid                                          (557)           (581)
                                                      --------         -------
NET CASH USED BY
FINANCING ACTIVITIES                                    (1,623)         (2,648)

Effect of exchange rate changes
on cash and cash equivalents                               (34)            (48)
                                                      --------         -------
NET DECREASE IN
CASH AND CASH EQUIVALENTS                               (4,484)           (315)

Cash and cash equivalents
at beginning of year                                     8,547          17,022
                                                      --------         -------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                        $  4,063         $16,707
                                                      ========        ========





See notes to unaudited consolidated financial statements.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                      (In thousands, except per share data)

Note 1.  Basis of Presentation

The unaudited consolidated financial statements of Data Research Associates, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the year ended September 30, 2000, contained in the Company's annual report for the year ended September 30, 2000. In the opinion of management, all adjustments (consisting only of normal recurring items) considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

Note 2.  Inventories

Inventories consist primarily of computer equipment and supplies, which are stated at the lower of cost (first-in, first-out method) or market. The Company had only finished goods in inventory at June 30, 2001 and September 30, 2000.

Note 3.  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:


                                            Three Months          Nine Months
                                               Ended                 Ended
                                              June 30,              June 30,
                                         ------------------     ---------------
                                          2001        2000      2001      2000
                                         ------      ------    ------    ------
Numerator:
 Numerator for basic and diluted
  earnings per share - net income        $  131      $  507    $  134    $1,022
                                         ======      ======    ======    ======

Denominator:
 Denominator for basic earnings
  per share-weighted average shares       4,504       4,667     4,587     4,763

 Effect of dilutive securities:
  Stock options                              45           -        27         1
                                         ------      ------    ------    ------

 Denominator for diluted earnings
  per share-adjusted weighted average
  shares and assumed conversions          4,549       4,667     4,614     4,764
                                         ======      ======    ======    ======

 Basic earnings per share                $  .03      $  .11    $  .03    $  .21
                                         ======      ======    ======    ======

 Diluted earnings per share              $  .03      $  .11    $  .03    $  .21
                                         ======      ======    ======    ======

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Comprehensive Income

The components of comprehensive income, net of related tax, for the three and nine month periods ended June 30, 2001 and 2000 are as follows:

                                             Three Months        Nine Months
                                                Ended               Ended
                                               June 30,           June 30,
                                           ---------------    ----------------
                                            2001      2000     2001      2000
                                           -----     -----    -----     ------
Net Income                                 $ 131     $ 507    $ 134     $1,022
Foreign currency translation adjustment       72       (42)     (33)       (57)
                                           -----     -----    -----     ------
Comprehensive income                       $ 203     $ 465    $ 101     $  965
                                           =====     =====    =====     ======

The components of accumulated other comprehensive loss, net of related tax, at June 30, 2001 and September 30, 2000, are as follows:


                                                June 30, 2001    Sept 30, 2000
                                                -------------    -------------

Foreign currency translation adjustment             $ (229)          $ (196)
                                                    ------           ------
Accumulated other comprehensive income              $ (229)          $ (196)
                                                    ======           ======


Note 5. Pending Transaction

On May 17, 2001, Data Research Associates, Inc. (DRA) and SIRSI Holdings Corp. announced the signing of a definitive merger agreement providing for a subsidiary of SIRSI to purchase all outstanding common stock of DRA for $11.00 per share in cash, or approximately $51.5 million.

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

Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

  Hardware revenues decreased $.4 million, or 69%, to $.2 million in the three months ended June 30, 2001, compared to $.6 million for the three months ended June 30, 2000. During the three months ended June 30, 2000, hardware revenue was generated from two new contracts and two network upgrades, as compared to the three months ended June 30, 2001 in which revenue was generated from one network upgrade and one Taos migration. The gross margin percentage on hardware was 24% in the three months ended June 30, 2001 and 28% in the three months ended June 30, 2000. Higher margin network upgrades in the three months ended June 30, 2000 are the primary cause of the decrease in margin for the three months ended June 30, 2001.

  Software revenues remained consistent at $1.2 million in the three months ended June 30, 2001 and in the three months ended June 30, 2000. The primary source of software revenue in the three months ended June 30, 2001, was the migration of existing customers to Taos. Additionally, revenue was generated from the release of a portion of the Taos report writer product in the three months ended June 30, 2001. The gross margin percentage on software was 48% in the three months ended June 30, 2001, and 67% in the three months ended June 30, 2000. The decrease in margin is primarily attributed to the increase in the amortization of software development costs, coupled with an increase in the sale of lower margin third party software, in the three months ended June 30, 2001.

  Service and other revenues decreased $.1 million to $5.2 million in the three months ended June 30, 2001, compared to $5.3 million in the three months ended June 30, 2000. The primary reason for the decrease was the reduction in revenue from its internet services in the three months ended June 30, 2001. The gross margin percentage on service and other revenues was 78% in the three months ended June 30, 2001, and 72% in the three months ended June 30, 2000. The increase in margin is primarily due to the decrease in revenue from internet services, which have a higher associated cost than other services.

  Salaries and employee benefits increased $.2 million, or 6%, to $2.8 million in the three months ended June 30, 2001, compared to $2.6 million in the three months ended June 30, 2000. Annual salary increases are the primary reason for the increase in the three months ended June 30, 2001.

  General and administrative expenses increased $.1 million, or 11%, to $1.3 million in the three months ended June 30, 2001, from $1.2 million in the three months ended June 30, 2000. This increase is primarily attributable to an increase in marketing expenses coupled with an increase in legal and accounting expenses.

  Income from operations decreased $.2 million, to $.3 million in the three months ended June 30, 2001, from $.5 million in the three months ended June 30, 2000. The primary reason for the decrease is the reduced hardware revenue, coupled with an increase in the cost of software revenues, in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

  Other income and expense decreased $.3 million, to an expense of $.1 million in the three months ended June 30, 2001, from income of $.2 million in the three months ended June 30, 2000. The primary reason for the decrease is $.2 million in expenses relating to the pending transaction with SIRSI in the three months ended June 30, 2001.

  The Company's consolidated effective tax rate was 35% for the three month period ended June 30, 2001, and 32% for the three month period ended June 30, 2000. The increase in the effective tax rate in the three months ended June 30, 2001, is due to the reduction in research and development credits.

Results of Operations

Nine Months Ended June 30, 2001 compared to Nine Months Ended June 30, 2000

  Hardware revenues decreased $.6 million, or 39%, to $.9 million in the nine months ended June 30, 2001, from $1.5 million in the nine months ended June 30, 2000. In the nine months ended June 30, 2001, the Company had one large and several small migration sites resulting in hardware revenue, compared to the nine months ended June 30, 2000, which had hardware revenue related to the server installation of the Company's web based public access product, coupled with the installation of two Taos servers and two network upgrades. The gross margin percentage on hardware was 26% in the nine months ended June 30, 2001 and 25% in the nine months ended June 30, 2000.

  Software license revenues decreased $.1 million, or 4%, to $3.1 million in the nine months ended June 30, 2001, from $3.2 million in the nine months ended June 30, 2000. The decrease in revenue is attributable to a reduction in Taos installation contracts for the nine months ended June 30, 2001. The gross margin percentage on software was 52% in the nine months ended June 30, 2001, and 72% in the nine months ended June 30, 2000. The decrease in margin is primarily attributed to the increase in the amortization of software development costs in the nine months ended June 30, 2001, as well as an increase in revenue from third party software which results in lower margin.

  Service and other revenues decreased $.2 million, or 1%, to $15.5 million in the nine months ended June 30, 2001, compared to $15.7 million in the nine months ended June 30, 2000. An increase in maintenance, the major component of service and other revenue, was offset by a decline in business internet revenue. The gross margin percentage on service and other revenues was 76% in the nine months ended June 30, 2001, and 73% in the nine months ended June 30, 2000. The increase in margin was primarily due to the decrease in revenue from internet services, which have a higher associated cost than other services.

  Salaries and employee benefits increased $.2 million, or 2%, to $8.5 million in the nine months ended June 30, 2001, compared to $8.3 million in the nine months ended June 30, 2000. Annual salary increases are the primary reason for the increase in the nine months ended June 30, 2001.

  General and administrative expenses increased $.1 million, or 4%, to $3.9 million in the nine months ended June 30, 2001, compared to $3.8 million the nine months ended June 30, 2000. This increase is primarily attributable to an increase in marketing expenses coupled with an increase in legal and accounting expenses.

  Income from operations decreased $.7 million to near break even in the nine months ended June 30, 2001, compared to $.7 million in the nine months ended June 30, 2000. The primary reason for the decrease is the reduced hardware revenue, coupled with an increase in the cost of software revenues, in the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

  Other income decreased $.2 million, to $.6 million in the nine months ended June 30, 2001, from $.8 million in the nine months ended June 30, 2000. The primary reason for the decrease is $.2 million in expenses relating to the pending transaction with SIRSI in the nine months ended June 30, 2001.

  The Company recorded a onetime charge for pending tax matters related to an Internal Revenue Service examination. Without the effect of this $.3 million charge, the Company's consolidated effective tax rate was 35% for the nine month period ended June 30, 2001, compared to 32% for the nine month period ended June 30, 2000. The increase in the effective tax rate in the nine months ended June 30, 2001, is due to the reduction in research and development credits. With the effect of the $.3 million charge, the Company's consolidated effective tax rate was 78% for the nine month period ended June 30, 2001.

Liquidity and Capital Resources

  The Company's cash needs are primarily for working capital and capital expenditures and historically have been met by cash flows from operations, bank borrowings, and equipment leases. At June 30, 2001, the Company's working capital was $17.7 million and its ratio of current assets to current liabilities was 2.9 to 1, as compared to working capital of $18.9 million and a ratio of current assets to current liabilities of 3.2 to 1 at September 30, 2000.

  Net cash provided by operating activities was $2.7 million for the nine months ended June 30, 2001, compared to $5.2 million in the nine months ended June 30, 2000. A decrease in net income, coupled with the timing of payments of accounts payable, in the nine months ended June 30, 2001, is the primary reason for the decline.

  Net cash used by investing activities was $5.5 million for the nine months ended June 30, 2001, compared to $2.8 million for the nine months ended June 30, 2000. The increase in net cash used by investing activities is primarily due to the shift of focus to cash investments of 90 days or more, resulting in the reclassification of cash equivalents to short-term investments.

  Net cash used by financing activities was $1.6 million for the nine months ended June 30, 2001, compared to $2.6 million for the nine months ended June 30, 2000. Purchases of treasury stock in the amount of $1.1 million for the nine months ended June 30, 2001, compared to $2.2 million for the nine months ended June 30, 2000 accounted for the decrease in cash used.

  The Company has a $6.0 million line of credit, which expires in January 2002 and is subject to annual renewal. The line of credit bears interest at the federal funds rate plus 200 basis points payable monthly on outstanding balances and is secured by the Company's accounts receivable, inventory, and equipment. There have been no borrowings against the Company's line of credit since May 1991.

  Management believes that, with the current cash position of $4.1 million, short-term investments of $15.1 million, accounts receivable of $6.4 million, continued cash flow from operations, availability of a $6.0 million line of credit, and total current liabilities of $9.2 million, the Company will be able to meet both its short-term liquidity needs and short-term capital expenditure needs. Management believes that with total long-term liabilities of approximately $1.8 million and no other known long-term commitments or demands, the Company will be able to satisfy its known long-term liabilities and liquidity needs through the funding sources identified above.

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

On May 17, 2001, Data Research Associates, Inc. (DRA) and SIRSI Holdings Corp. announced the signing of a definitive merger agreement providing for a subsidiary of SIRSI to purchase all outstanding common stock of DRA for $11.00 per share in cash, or approximately $51.5 million. The transaction is subject to receipt of at least seventy-five percent (75%) of the DRA shares in the tender offer. As of August 9, 2001, 43% of the shares had been tendered through the tender offer. The transaction is expected to be completed during the month of August. Additional details and updates regarding this announced merger can be found in subsequently filed Securities and Exchange Commission documents as well as in press releases issued by both DRA and SIRSI Holdings Corp.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        No exhibits

    (b) Reports on Form 8-K

        A report on Form 8-K (the date of report being May 16, 2001) was filed on May 21, 2001. The items reported were Item 5 Other Events and Item 7 Financial Statements and Exhibits.

        A report on Form 8-K (the date of report being May 30, 2001) was filed on May 30, 2001. The item reported was Item 7 Financial Statements and Exhibits.

        A report on Form 8-K (the date of report being June 28, 2001) was filed on June 28, 2001. The items reported were Item 5 Other Events and Item 7 Financial Statements and Exhibits.

                 DATA RESEARCH ASSOCIATES, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DATA RESEARCH ASSOCIATES, INC.



August 14, 2001                             /s/Michael J. Mellinger
---------------                             ----------------------------------
Date                                        Michael J. Mellinger
                                            Chairman, President, and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

August 14, 2001                             /s/Katharine W. Biggs
---------------                             ----------------------------------
Date                                        Katharine W. Biggs
                                            Vice President, and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)